Form 10-Q
period 1996-03-30
CTA INCORPORATED
filed 1996-05-15
CIK 881975

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996
OR
[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to __________________
Commission file number 33-44510
CTA INCORPORATED
 (Exact name of registrant as specified in its charter)
	Colorado	84-0797618
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
6116 Executive Boulevard, Suite 800, Rockville, Maryland	 20852
(Address of principal executive offices)	(Zip Code)
(Registrant's telephone number, including area code) (301) 816-1200. Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No ___
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1996.
Common Stock $.01 par value	4,382,686
Class	Number of Shares
CTA INCORPORATED
FORM 10-Q
For The Quarter Ended March 31, 1996
INDEX
PART 1.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
		Consolidated Statements of Income
		Three months ended March 31, 1996 and March 31, 1995
		Consolidated Balance Sheets
		March 31, 1996 and December 31, 1995
		Condensed Consolidated Statements of Cash Flows
		Three months ended March 31, 1996 and March 31, 1995
		Notes to Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K
		Signatures

I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
CTA INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
($000's Except for Per Share Amounts)
(Unaudited)
                                	        Three Months Ended
                                        	March 31,
                                        	1996	        1995
                                        	________________________

Contract Revenues	                          61,651     42,642
Costs and Expenses:
Costs of Contract Revenues	                 63,361	    38,883
Selling, General and Administrative Exp      2,185     	2,021
Interest	                                    1,094	       832
Other Expenses	                                167	       255
                                            		 ___       	___
Total Costs and Expenses                	   66,807    	41,991
Income Before Income Taxes              	   (5,156)      	651
Provision for Income Taxes	                 (2,217)       264
                                          	  ______      	___
Net Income                                	 (2,939)       387
                                   	        _______      ____
Earnings per Share	                          (0.64)     	0.08
Weighted Average Number of
Common and Common Equivalent
Shares Outstanding During the Period	       4,567,843    4,827,701

See Accompanying Notes to the Unaudited Consolidated Financial Statements

CTA INCORPORATED
CONSOLIDATED BALANCE SHEETS
($000)
ASSETS
                                	March 31, 1996	December 31, 1995
                                        	(Unaudited)
                                        _________________________________
Current Assets
	Cash and Cash Equivalents	                    115             235
	Accounts Receivable (Note 2)	              65,247	         58,586
	Prepaid Expenses and Other	                 7,374	          6,218
	Inventory Constructed for Resale           	7,262	          7,262
Total Current Assets	                       79,998         	72,301
Furniture and Equipment, Net	                6,870	          6,784
Other Assets	                                6,480	          6,812
Cost in Excess of Net Assets Acquired	       5,487           5,633
	                                           98,835	         91,530

CTA INCORPORATED
CONSOLIDATED BALANCE SHEETS
($000)
LIABILITIES AND STOCKHOLDERS' EQUITY
                		March 31, 1996	December 31, 1995
		                	(Unaudited)
                		__________________________________
Current Liabilities
	Accounts Payable	                  10,851	        13,910
	Note Payable	                      19,863	        16,324
	Accrued Expenses	                  12,308	         4,804
	Excess of Billing Over Cost and
		Contract Prepayments	              7,124	         4,603
	Acquisition Notes Payable Current     266	           750
	Deferred Income Taxes	              4,642	         4,642
	Other Current Liabilities	            286            293
                  		                 	 ___	           ___
Total Current Liabilities	          55,340	        45,326

        Subordinated Notes Payable	 15,000	        15,000
	Other Long Term Liabilities	        2,935	         2,431
                        		           _____	         _____
Total Liabilities	                  73,275	        62,757
	Stockholders' Equity
	Common Stock, $.01 Par Value,
	5,000,000 Shares Issued	               50	            50
	Capital in Excess of Par Value	     8,798	         9,023
		Retained Earnings	                22,650        	25,587
                               			  ______         ______
                			                 31,498	        34,660
	Less Notes Receivable	               (362)	         -
	Treasury Stock, at Cost (617,314
	Shares in 1996, 660,554 Shares
	in 1995)                           (5,576)       	(5,887)
	Total Stockholders' Equity	        25,560	        28,773
			                                 ______	        ______
			                                 98,835      	  91,530
                               		  _______	       _______

CTA INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($000's)
(Unaudited)
                                        	Three Months Ended
                                        	        March 31,
                                         		1996	        1995
                                	_______________________________
Cash Used in Operating Activities	          (2,533)	   (2,260)
Investing Activities:
	Purchase of Furniture and Equipment	         (711)	     (745)
Financing Activities:
	Net Borrowings(Repayments) Under Bank
		Line-of-Credit Agreement                 	 3,539	      (148)
	Repayment of Acquisition Notes	              (464)	       -
	Proceeds From Deferred Lease Incentives     	 315	        -
	Purchase of Treasury Stock (Net)             (266)      (120)
                                             _____	      _____
                                             3,124       (268)
	Increase/(Decrease) in Cash	                 (120)	   (3,273)
                                         		   _____	   _______

CTA INCORPORATED
NOTES TO FINANCIAL STATEMENTS
NOTE 1.	Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments except for a $5.0 million reduction to profit in the quarter necessary to present fairly the Company's financial position as of
March 31, 1996 and the results of its operations and its cash flows for the periods ended March 31, 1996 and 1995. The results of operations presented are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.
The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.
NOTE 2.	Allowance for Accounts Receivable
Accounts receivable balances are presented net of allowances of $2.8 million in 1996 and $3.1 million in 1995.
NOTE 3.	Stockholders' Equity
The change in stockholders' equity during the three month period ended
March 31, 1996 consists of the issuance of 49,000 shares of treasury stock pursuant to the Company's stock option plan, 39,515 shares in settlement of acquisition debt, 526 shares in lieu of cash payment for certain Director's fees, and the purchase of 45,801 shares under its existing Board of Director approved stock repurchase plan.
NOTE 4.	Income Taxes
The provision for income taxes in the statements of income has been computed using the estimated annual effective tax rate expected to be applicable for the full year.
Item 2.	Management's Discussion and Analysis
Results of Operations
Contract revenues for the Company for the first three months of 1996 increased
44.6 percent over the equivalent 1995 period. This increase is attributable to the Company's Indostar program which accounted for $24.6 million of revenue during the first quarter of 1996 compared with $5.5 million during the equivalent 1995 period.
Revenues related to the Company's other activities remained virtually unchanged during the first quarter of 1996 compared to the first quarter of 1995.
During the quarter, the Company reviewed and revised its estimates of costs at completion on two major programs, Indostar and the Eastern Zone contract with the General Services Administration.
As a result of the reviews, the Company reduced its profit rate on the Indostar program. The change in estimate resulted in a $2.8 million reduction of inception-to-date program profit in the Company's first quarter 1996 results of operations. The Company attributes the cost growth on Indostar to changes in the engineering design to meet weight requirements, ensure longer operational life and to reduce operational risk. Additionally, the program schedule has been extended to allow for additional testing beyond that originally estimated. On the Eastern Zone contract, the Company recognized a loss of $2.2 million in the first quarter of 1996. Previously, the Company was recording this contract at a break even level of profit. This program was bid aggressively and required a greater than expected transition cost from the previous contractor. While the Company has had some success in increasing revenues and decreasing costs on the contract, management's current estimates indicate future improvements now may not be sufficient to recover all costs over the contract term. Additionally, based on discussions with the customer during this quarter, the Company no longer anticipates the full contract value upon which previous estimates were based to be funded.
In addition to the profit reductions on these two major programs, the Company continued expenditures on the development of its commercial mobile communications services. The Company charged $649 thousand against operations during the first quarter of 1996 on the development of this new business. No resultant revenue is anticipated from these expenditures during 1996.
Operating income, reflective of the items discussed above, was ($3.9) million for the quarter compared to $1.7 million during the equivalent 1995 period. Interest expense increased 31.2 percent from $832 thousand during the first quarter of 1995 to $1.09 million for the equivalent 1996 period. This increase stems primarily from higher average loan balances on the Company's bank line-of-credit.
Net income for the quarter was ($2.94) million, a decline of $3.33 million from the equivalent 1995 period.
The Company recorded $63.4 million in new orders during the quarter including a $33.0 million order in the Avionics and Range Systems Group and $20.7 million related to Indostar. Total backlog was $504.5 million at March 31, 1996, which represents a 15 percent increase over the equivalent 1995 period. Of the total backlog $50.0 million is funded.
Liquidity and Capital Resources
Operations used $2.5 million of cash during the first quarter of 1996. While the operating loss during the quarter did not require current use of cash, the Company's operating cash flow was adversely affected by a $6.6 million increase in receivables, due mainly to delay in payment on the Indostar program. The Company expects receipt of $13.0 million related to this program during the second quarter of 1996.
Due to the adjustments to profit recorded in the first quarter of 1996, the Company sought and received 90 day waivers to three of its restrictive debt covenants from its debt holders effective March 31, 1996. The Company is currently negotiating permanent changes to its existing covenants concurrent with negotiations for an expanded credit facility. The Company expects to complete these negotiations prior to June 30, 1996.
The Company considers that its cash flows from operations and borrowing capacity will be sufficient to provide adequate funds for continued operations. However, to continue its strategic initiatives of expanding its Mobile Communication Services and Space Systems segments, the Company anticipates the need for additional sources of capital. The Company has begun preliminary discussions with advisors regarding the identification of additional financing sources and potential capital markets.
PART II.	OTHER INFORMATION
CTA INCORPORATED
Item 6.	Exhibits and Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended March 31, 1996. SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      						CTA INCORPORATED
                                                Registrant


5/15/96                                   						Gregory H. Wagner
Date                                            Gregory H. Wagner
                                                Executive Vice President &
                                                Chief Financial Officer

                                                Signing on behalf of the
                                                registrant and as principal
                                                financial officer.