Form 10-Q
period 1996-06-30
CTA INCORPORATED
filed 1996-08-19
CIK 881975

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE 	SECURITIES
 AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

OR

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1996.


Common Stock $.01 par value    	4,383,212
- ---------------------------     ----------------
Class	                          Number of Shares

                       CTA INCORPORATED
                         FORM 10-Q
              FOR THE  QUARTER ENDED JUNE 30, 1996
                            INDEX


                  PART 1.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

      		Consolidated Statements of Income
      		Three months and six months ended June 30, 1996 and 1995

		      Consolidated Balance Sheets
	      	June 30, 1996 and December 31, 1995

      		Condensed Consolidated Statements of Cash Flows
	      	Six months ended June 30, 1996 and June 30, 1995

      		Notes to Consolidated Financial Statements


Item 2.	Management's Discussion and Analysis of Financial Condition
      		and Results of Operations


PART II.	OTHER INFORMATION


Item 6.	Exhibits and Reports on Form 8-K

      		Signatures

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements


                        					CTA INCORPORATED
                    CONSOLIDATED STATEMENTS OF INCOME
                   ($000's Except for Per Share Amounts)
                                (Unaudited)


                               		Three Months Ended      	Six Months Ended
 	                               	June 30, 	June 30,   	June 30,    	June 30,
                                   1996      1995         1996        1995
                                 ---------  --------    --------    ---------

Contract Revenues                 $39,040   $60,882      $100,691     $103,524
Costs and Expenses:
Costs of Contract Revenues         35,819    56,111        99,180       94,994
Selling, General and
  Administrative Expense            1,720     2,285         3,905        4,306
Interest and Other Expenses         1,682       829         2,943        1,916
                                   ------    ------       -------      -------
Total Costs and Expenses           39,221    59,225       106,028      101,216

Income/(Loss) Before
 Income Taxes                       (181)     1,657       (5,337)        2,308
Provision for Income Taxes           (78)       723       (2,295)          987
                                   ------     -----       -------        -----
Net Income/(Loss)                   (103)       934       (3,042)        1,321
                                   ======    ======       =======        =====

Earnings/(Loss) per Share         $(0.02)    $ 0.19      $ (0.66)       $ 0.27

Weighted Average Number of
	Common and Common
	Equivalent Shares
 Outstanding
	During the Period       4,629,672 4,842,729     4,593,019    4,826,604

See Accompanying Notes to Unaudited Consolidated Financial Statements


                               CTA INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                                   ($000)

                                   ASSETS

                                	June 30, 1996       	December 31, 1995
                                 	(Unaudited)
Current Assets
Cash and Cash Equivalents           	$6,504               $     235
Accounts Receivable (Note 2)        	49,278               	58,586
Recoverable Income Taxes             	5,020                	2,521
Other Current Assets	                 5,783	                3,697
                                      ------                ------

	Total Current Assets                66,585                65,039

Furniture and Equipment, Net          	8,025                	6,784

Other Assets (Note 3)                 	8,371                	6,812

GEMnet Investment                      7,262                 7,262

Cost in Excess of
Net Assets Acquired                   	5,340                	5,633
                                     -------               -------

Total Assets                        	$95,583	              $91,530


See Accompanying Notes to Unaudited Consolidated Financial Statements



                              CTA INCORPORATED
                         CONSOLIDATED BALANCE SHEETS
                                   ($000)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                 		June 30, 1996      	December 31, 1995
                                  		(Unaudited)
                                   -------------       -----------------

Current Liabilities
	Accounts Payable                   $16,565                $13,910
	Notes Payable - Line of Credit       	20,000                	16,324
	Accrued Expenses	                      5,129	                 4,804
	Excess of Billing Over Cost and
		Contract Prepayments	                 5,380	                 4,603
	Acquisition Notes Payable Current         	-                   	750
	Deferred Income Taxes                 	4,642	                 4,642
	Other Current Liabilities               	279	                   293
                                       ------                 ------
	Total Current Liabilities            	51,995	                45,326

	Subordinated Notes Payable	           15,000	                15,000
	Other Long-Term Liabilities           	3,127	                 2,431
                                       ------                 ------
	Total Liabilities                    	70,122	                62,757

	Stockholders' Equity
		Common Stock, $.01 Par Value,
			5,000,000 Shares Issued                	50                    	50
		Capital in Excess of Par Value	       8,798                 	9,023
		Retained Earnings	                   22,546	                25,587
                                       ------                 ------
                                    			31,394                	34,660

	Notes Receivable from Employees       	(362)                     	-

	Treasury Stock, at Cost
   (616,788 Shares in 1996,
    660,554 Shares in 1995)	          (5,571)                (5,887)
                                      -------                -------

	Total Stockholders' Equity           	25,461	                28,773
                                       ------                 ------

                                   			$95,583               	$91,530
                                      =======                =======

See Accompanying Notes to Unaudited Consolidated Financial Statements


                                 CTA INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    ($000's)
                                   (Unaudited)

                                                 	Six Months Ended
                                                 ----------------------
                                               		June 30,     	June 30,
                                                 		1996	         1995
                                                 ---------     ---------

Cash Provided By (Used in) Operating Activities   	$5,815      $ 	(910)

Investing Activities:

	Purchase of Furniture and Equipment              	(2,843)       	(816)

Financing Activities:

	Net Borrowings Under Bank
		Line-of-Credit Agreement                         	3,676         	874
	Proceeds From Deferred Lease Incentives             	315           	-
	Repayment of Acquisition Notes	                    (375)         (464)
	Purchase of Treasury Stock	                        (355)         (120)
	Other Treasury Stock Sales	                           36           	-
                                                 	 	_____        	_____
                                                   	3,297          290
                                                   ------      --------
	Increase/(Decrease) in Cash                      	$6,269      ($1,436)
                                                   ======      ========


See Accompanying Notes to Unaudited Consolidated Financial Statements



                              CTA INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1996
                                  (Unaudited)

NOTE 1.  Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the Company's financial position as of June 30, 1996 and the results of its operations and its cash flows for the periods ended June 30, 1996 and 1995. The results of operations presented are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. Certain amounts in the prior year financial statements have been reclassified to conform to the 1996 presentation.

The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2.	Allowance for Accounts Receivable

Accounts receivable balances are presented net of allowances of $2.8 million in June 30, 1996 and $2.7 million in 1995.

NOTE 3.	Other Assets

In May 1994, the Company entered into an agreement with EarthWatch, Inc. ("EarthWatch") pursuant to which it is manufacturing two EarlyBird remote sensing satellites. Total consideration under this contract consists of $4.075 million in cash and 1,018,748 shares of Earthwatch preferred stock valued at $4.00 per share which is convertible into approximately
3.5 percent of Earthwatch's fully diluted equity. Other assets include 509,374 shares of such stock, carried on a cost basis at $2.0 million, received as a milestone payment under the contract in March of 1996.

NOTE 4.	Stockholders' Equity

The change in stockholders' equity during the six month period ended
June 30, 1996 consists of the issuance of 49,000 shares of treasury stock pursuant to the Company's stock option plan, 39,515 shares in settlement of acquisition debt, 1,052 shares in lieu of cash payment for certain Director's fees, and the purchase of 49,614 shares and issuance of 3,813 shares under its existing Board of Directors approved stock plan.

NOTE 5.	Income Taxes

The provision for income taxes in the statements of income has been computed using the estimated annual effective tax rate expected to be applicable for the full year.

Item 2.	 Management's Discussion and Analysis

Results of Operations


The following table (in thousands of dollars) provides certain financial information for the Company's business segments:


                                Three Months Ended   Six Months Ended
                                ------------------  ------------------
                                 June 30,  June 30,  June 30,  June 30,
                                   1996      1995      1996      1995
 Contract Revenues:

Information Technology           $24,655   $29,630   $49,727   $55,044
Space & Telecommunications        14,385    13,630    28,597    30,858
     Launch Support                    -    17,622    22,367    17,622
Communications Services                -         -         -         -
                                 -------   -------  --------  --------
                                 $39,040   $60,882  $100,691  $103,524
                                 =======   =======  ========  ========

Operating Profit:
Information Technology            $1,390    $1,355      $575    $2,508
Space & Telecommunications           552       395   (2,267)       980
     Launch Support                    -       736       102       736
Communications Services            (441)         -     (804)         -
                                  ------    ------  --------   -------
Income/(Loss) from Operations      1,501     2,486   (2,394)     4,224

Other Expenses, Net                  472      (31)       639       224
Interest Expense                   1,210       860     2,304     1,692
                                  ------    ------  --------    ------
Income/(Loss) before Taxes        ($181)    $1,657  ($5,337)    $2,308
                                  ======    ======  ========    ======

Backlog:
Information Technology                              $400,021  $357,169
Space & Telecommunications                           135,050   192,090
                                                    --------  --------
                                                    $535,071  $549,259
                                                    ========  ========


Six Months Ended June 30
- ------------------------

In the first six months of 1996, the Company completed its five-year prime contract with the Naval Air Weapons Center ("NAWC") at China Lake,
California, the last of the Company's major contracts awarded during its period of eligibility for small business awards which ended in 1992. This contract represented $10.8 million in revenue in the six month period ended June 30, 1995. Although it was ineligible to bid for this contract as a prime, the Company supported the successful bid of an eligible prime contractor as major subcontractor and, as a result, has retained approx-imately 45 percent of contract revenues from the NAWC follow-on award, representing $5.0 million in revenue for the first six months of 1996.
The remaining decrease in revenues was partially offset by increased revenues on ongoing contracts and newly-awarded contracts, resulting in a net decrease in contract revenues for the Information Technology Segment of $5.3 million for the first six months of 1996 as compared to the corresponding period in 1995.

The Company has revised its estimates of full contract value and profit-ability of its Eastern Zone contract with the General Services Administration, resulting in a $43.3 million reduction in unfunded backlog and a reduction in revenue for the six month period of $2.2 million, reflecting the Company's current estimate of profit at completion. The Company has begun discussions with interested parties concerning a possible sale of this contract and subsequent novation.

Contract revenues for the Space & Telecommunications Segment for the first six months of 1996 increased five percent over the equivalent 1995 period.
An $8.0 million decline of activity in the final stages of a Small
Satellite Technology Initiative (SSTI) effort with NASA was offset by a $5.0 million increase in the Indostar contract to build a direct broadcast satellite for Indonesia. The decline was further offset by $4.7 million in revenue from special payloads support done on the NASA Goddard Space Flight Center Code 740 contract. However, operating profit in the Segment for the six month period ended June 30, 1996 declined $3.9 million from the equivalent six month period in 1995. This decline was driven primarily by additions to reserves for estimates of costs at program completion on Indostar that resulted in a $2.8 million decline in reported profit on that program. These reserves were established to offset potential cost, technical and schedule risk inherent in the Company's first major Geostationary Earth Orbit (GEO) effort. In 1996, the Company reduced its inception-to-date profit rate on the program because of cost growth resulting from changes in the engineering design to meet weight requirements, to ensure longer operational life, and to reduce operational risk. Additionally, the program schedule has been extended to allow for additional testing beyond that originally estimated.

The Company continued expenditures on the development of its Communications Services Segment and charged $804 thousand against operations during the first six months of 1996 on the development of this new business. No resultant revenue is anticipated from these expenditures during the remainder of 1996.

Other net expenses represent costs not allocable to contracts. These expenses were lower in 1995 because of reversals of contractual allowances provided in previous years. Interest expense increased $612 thousand in 1996 due to higher average bank line of credit balances.

During the first six months of 1996, the Company recorded new orders of $177.1 million. Major awards in the Information Technology Segment include awards of the following contracts: a $30.8 million order for the Health Affairs Office of the Department of Defense, a $30.6 million follow-on order for the GSA Federal Supply Services contract, a $33.0 million order related to continuation of services for the NAWC in California, and a $22.0 million order with the State of Nebraska under a "Year 2000" code conversion contract. In the Space & Telecommunications Segment, the Company was awarded a $25.2 million order for the U.S. Air Force TSX-5 experimental space satellite program and had orders under the Indostar contract of $20.7 million. The Company's backlog net of decreases and adjustments grew to $535.1 million at June 30, 1996 from $510.8 million at December 31, 1995.
The backlog growth is derived from the $177.1 million in new orders less revenue and other adjustments, including the $43.3 million adjustment on Eastern Zone. Approximately $89.0 million of the June 30, 1996 backlog is funded.


Three Months Ended June 30
- --------------------------

Contract revenues for the Information Technology Segment for the three months ended June 30, 1996 decreased 16.8 percent from the comparable 1995 period for the same reasons as discussed above for the related six month periods. Operating profit as a percentage of contract revenues improved in 1996 because of the lower volume of Eastern Zone contract revenue in 1996 compared to 1995. Profit related to revenue on this contract was recorded at a break even level for both periods.

Contract revenues for the Space & Telecommunications Segment decreased
$16.9 million for the three months ended June 30, 1996 from the comparable 1995 period because of SSTI and Indostar launch related revenues in the 1995 period. Operating profit decreased $579 thousand primarily due to the reduced profit rate on the Indostar program in 1996.

The Communications Services Segment incurred operating costs of $441 thousand in the three months ended June 30, 1996. Other net expenses and interest expense for the three months ended June 30, 1996 increased over the prior year for comparable reasons as for the six month periods ended June 30, as discussed above.


Liquidity and Capital Resources
- -------------------------------

Operations provided $5.8 million of cash flow through June 30, 1996.
The net loss for 1996 was more than offset by the reduction of accounts receivable and increase in accounts payable during the period. Accounts receivable decreased $9.3 million largely because of lower revenues in the second quarter.

Purchases of furniture and equipment in the first six months of 1996 increased $2.0 million over 1995 amounts for the same period. Much of the increase was related to assets purchased and constructed for use in the future growth of the Space & Telecommunications Segment. The Company's line of credit increased $3.7 million during 1996 to finance operating and investing activities. The large cash balance at June 30, 1996 is the result of significant cash received just prior to the end of the quarter that could not immediately be applied to the Company's line of credit.

Due to the adjustments to profit recorded in the first quarter of 1996, the Company sought and received 90 day waivers to three of its restrictive debt covenants from its debt holders effective March 31, 1996. Since that time, the Company has concluded amendments to the covenant provisions of the lending agreement with its senior lender, and has received additional ninety day waivers to the applicable restrictive debt covenants of its subordinated debt. The Company's performance through June 30, 1996 is in full compliance with the terms of the senior lending agreement, as amended.

The Company considers that its cash flows from operations and borrowing capacity will be sufficient to provide adequate funds for continued operations. However, to continue its strategic initiatives of expanding its Communication Services and Space & Telecommunications Segments, the Company anticipates the need for additional sources of capital. The Company has continued discussions with its advisors regarding the identification of additional financing sources.

PART II.	OTHER INFORMATION

CTA INCORPORATED


Item 6.	Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1996.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


							CTA INCORPORATED



August 14, 1996					/s/Gregory H. Wagner
                    --------------------
                    Gregory H. Wagner
                    Executive Vice President
                    and Chief Financial Officer

             							Signing on behalf of the registrant and as
             							principal financial officer