Form 10-Q
period 1996-09-30
CTA INCORPORATED
filed 1996-11-14
CIK 881975

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                   OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the transition period from ____________________ to______________________

                   Commission file number 33-44510
                                          ________

                            CTA INCORPORATED
                            ________________

         (Exact name of registrant as specified in its charter)

     	Colorado                                         84-0797618
      ________                                          _________
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                      Identification No.)

      6116 Executive Boulevard, Suite 800, Rockville, Maryland 20852
      ______________________________________________________________
      (Address of principal executive offices)	           (Zip Code)

(Registrant's telephone number, including area code) (301) 816-1200.
                                                     ______________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1996.

Common Stock $.01 par value                      4,560,626
__________________________                       _________
Class                                            Number of Shares

                        CTA INCORPORATED
                            FORM 10-Q
              FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                              INDEX


                PART I.	FINANCIAL INFORMATION
                -----------------------------

Item 1.	Financial Statements:

		Consolidated Statements of Income
		Three months ended September 30, 1996 and September 30, 1995 and Nine months ended September 30, 1996 and September 30, 1995


		Consolidated Balance Sheets
		September 30, 1996 and December 31, 1995

		Condensed Consolidated Statements of Cash Flows
		Nine months ended September 30, 1996 and September 30, 1995

  Notes to Consolidated Financial Statements


Item 2.	Management's Discussion and Analysis of Financial Condition and
        Results of Operations


PART II.	OTHER INFORMATION


Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

      		Signatures




                     I.	FINANCIAL INFORMATION
                     ------------------------

Item 1.	Financial Statements


                          CTA INCORPORATED
                   CONSOLIDATED STATEMENTS OF INCOME
                 ($000's Except for Per Share Amounts)
                             (Unaudited)

                                       Three Months Ended      Nine Months Ended
                                           September 30,          September 30,
                                        _________________   ___________________
                                          1996      1995       1996       1995

Contract revenues                       $38,102   $63,724   $138,793   $166,576
Costs and expenses:
        Cost of contract revenues        32,899    56,597    132,079    150,803
        Selling, general and admin
           expenses                       3,388     3,412      7,293      7,517
        Other expenses, net                 503        23      1,142        247
                                         ______   _______      _____      _____
        Operating profit (loss)           1,312     3,692     (1,721)     8,009
    Interest expense                      1,094     1,404      3,398      3,096
                                         ______     _____     ______      _____
Income (loss) before income taxes           218     2,288     (5,119)     4,913
Provision (benefit) for income taxes
      (Note 5)                               71       842     (1,679)     1,965
                                         ______    ______     ______      _____
Income (loss) from continuing operations    147     1,446     (3,440)     2,948

Loss from discontinued operations
         (net of income taxes)                -    (1,484)         -     (1,665)
                                         ______    _______    ______      _____
Net income/(loss)                          $147      ($38)   ($3,440)    $1,283
                                           ====      =====   ========    ======

Earnings/(loss) per share                 $0.03    ($0.01)    ($0.78)     $0.26

Weighted average shares
outstanding                           4,608,553  4,866,360  4,397,973 4,868,057

See accompanying notes to unaudited consolidated financial statements.


                         CTA INCORPORATED
                    CONSOLIDATED BALANCE SHEETS
                              ($000)


ASSETS
------
                                 September 30, 1996  December 31, 1995
                                 __________________  ________________
                                      (Unaudited)
Current assets:
        Cash and cash equivalents         $1,071          $235
        Accounts receivable (Note 2)      54,853        58,586
        Other current assets               4,917         3,697
        Recoverable income taxes           2,326         2,521
                                          ------        ------
        Total current assets              63,167        65,039


Furniture and equipment, net               9,084         6,784

Costs in excess of net assets acquired     5,194         5,633

Other assets (Note 3)                      8,218         6,812

GEMnet investment                          7,262         7,262
                                          ------       -------

                                         $92,925       $91,530
                                         =======       =======

See accompanying notes to unaudited consolidated  financial statements.


                         CTA INCORPORATED
                     CONSOLIDATED BALANCE SHEETS
                             ($000)


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

                                 September 30, 1996   December 31, 1995
                                 __________________   _________________
                                    (Unaudited)
Current liabilities:

        Notes payable - line of credit   $22,037           $16,324
        Accounts payable                  12,814            13,910
        Accrued expenses                   6,132             4,804
        Deferred lease incentives            272               293
        Excess of billing over costs and
           contract prepayments            5,328             4,603
        Acquisition notes payable-current      -               750
        Deferred income taxes              2,929             4,642
                                          ------            ------
        Total current liabilities         49,512            45,326

Subordinated notes payable                15,000            15,000
Other long-term liabilities                3,317             2,431
                                          ------            ------

Total liabilities                         67,829            62,757
                                          ------            ------
Stockholders' equity (Note 4):
        Common stock, $.01 par value,
           5,000,000 shares issued            50                50
        Capital in excess of par value     7,618             9,023
        Retained earnings                 22,149            25,587
                                          ------            ------
                                          29,817            34,660

Notes receivable from employees             (698)                -
Treasury stock, at cost 439,374 shares
   in 1996, 660,554 shares in 1995)       (4,023)           (5,887)
                                          ------           -------
Total stockholders' equity                25,096            28,773
                                          ------           -------
                                         $92,925           $91,530
                                         =======           =======

See accompanying notes to unaudited consolidated financial statements.



                       CTA INCORPORATED
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            ($000's)
                          (Unaudited)


                                                    Nine Months Ended
                                                      September 30,
                                                    1996        1995
                                                  ________    ________

Cash provided by/(used in)
operating activities                               $320      ($1,270)

Investing Activities:

     Purchase of furniture and equipment
            and self-constructed assets          (4,815)      (1,505)

Financing Activities:

        Net borrowings under bank
               line of credit agreement           5,699          992
        Repayment of acquisition notes             (375)        (375)
        Proceeds from deferred lease incentives     315          150
        Sale of treasury stock                       37            -
        Proceeds from exercise of stock options      10           12
        Purchase of treasury stock                 (355)      (1,365)
                                                  _____        _____
                                                  5,331         (586)
                                                  -----      -------

        Increase/(decrease) in cash                $836      ($3,361)
                                                   ====      ========

See accompanying notes to unaudited consolidated financial statements.


                       CTA INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 1996
                         (Unaudited)

NOTE 1.	Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1996 and the results of its operations and its cash flows for the periods ended September 30, 1996 and 1995. The results of operations presented are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.
Certain amounts in the prior year financial statements have been reclassified to conform to the 1996 presentation.

The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2.	Allowance for Accounts Receivable

Accounts receivable balances are presented net of allowances of $3.1 million in 1996 and $2.7 million in 1995.

NOTE 3.	Other Assets

In May 1994, the Company entered into an agreement with EarthWatch, Inc. ("EarthWatch") pursuant to which it is manufacturing two EarlyBird remote sensing satellites. Total consideration under this contract consists of $4.075 million in cash and 1,018,748 shares of EarthWatch preferred stock valued at $4.00 per share which is convertible into approximately
3.5 percent of EarthWatch's fully diluted equity. Other assets include 509,374 shares of such stock, carried at a cost basis at $2.0 million, received as a milestone payment under the contract in March of 1996.


NOTE 4.	Stockholders' Equity

The change in stockholders' equity during the nine month period ended September 30, 1996 consists of the issuance of 224,053 shares of treasury stock pursuant to the Company's stock option plan, 39,515 shares in settlement of acquisition debt, 3,313 shares in lieu of cash payment for certain Director's fees, and the purchase of 49,614 shares and issuance of 3,913 shares under its existing Board of Directors approved stock plan.


NOTE 5. Income Taxes

The provision for income taxes in the statements of income has been computed using the estimated annual effective tax rate expected to be applicable for the full year. Had this rate been used in the prior quarters, results reported would have been:


                           Three months     Three months        Six months
                              ended             ended              ended
                           March 31, 1996   June 30, 1996      June 30, 1996
                       __________________ _________________ __________________
                       Reported  Restated Reported Restated Reported  Restated
Income (loss) before
  taxes                ($5,156)  ($5,156) ($181)   ($181)  ($5,337)   ($5,337)
Provision for income
  taxes                 (2,217)   (1,691)   (78)     (59)   (2,295)    (1,750)
Income (loss) from
 continuing operations ($2,939)  ($3,465) ($103)   ($122)  ($3,042)   ($3,587)
                       ========  ======== ======   ======  ========   ========

Loss per share          ($0.64)   ($0.80) ($0.02)  ($0.03)  ($0.66)    ($0.83)
                        =======   ======= =======  =======  =======    =======

Weighted average
shares outstanding  4,567,843 4,322,349 4,629,672 4,382,861 4,593,019 4,346,209


Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations
---------------------

The following table (in thousands of dollars) provides certain financial information for the Company's business segments:


                        Three Months Ended  Nine Months Ended
                           September 30,      September 30,
                        __________________  _________________
                           1996      1995     1996     1995
                          _______   _______  _______  _______
Contract Revenues:
Information Technology    $24,251   $27,791   $73,589  $82,163
Space & Telecommunications 13,851    19,886    46,139   50,744
     Launch Support             -    16,047    19,065   33,669
Communications Services         -         -         -        -

                          -------   -------   -------  -------
                          $38,102   $63,724  $138,793 $166,576
                          =======   =======  ======== ========

Operating Profit:
Information Technology     $1,911    $2,041    $2,641   $5,298
Space & Telecommunications    174     1,040    (1,923)   1,588
     Launch Support             -       824       102    1,560
Communications Services      (270)     (190)   (1,399)    (190)
Other Expenses, net          (503)      (23)   (1,142)    (247)
                           -------   -------   -------  -------
Operating profit (loss)    $1,312    $3,692   ($1,721)  $8,009
                           =======   =======  ========= =======

Backlog:
Information Technology                      $376,816  $323,706
Space & Telecommunications                   124,232   156,607
                                            --------  --------
                                            $501,048  $480,313
                                            ========  ========


Nine Months Ended September 30, 1996 compared with Nine Months Ended September 30, 1995

The Company experienced a net loss of $3.4 million for the nine months ended September 30, 1996. The loss resulted primarily from a first quarter reduction in revenues and operating profit of $2.8 million ($1.7 million after tax) due to additions to reserves from estimates of potential cost increases at program completion on the Indostar contract and a $2.2 million ($1.3 million after tax) adjustment due to changes in the estimated contract value on its Eastern Zone contract which was also recognized in the first quarter of 1996.

The Company increased the reserves on the Indostar program to reflect the risks inherent in the integration and test phases of this program. Indostar represents the Company's first Geostationary Earth Orbit
(GEO) satellite effort and the integration and test phase are believed by management to represent a critical element in the remaining portion of the program. In establishing these additional reserves, the Company assessed identifiable cost, schedule and technical risk elements.
The Company believes its reserves are adequate to cover potential risks that could arise prior to the expected satellite launch in mid-1997.
The addition of these reserves in the first quarter effectively reversed $2.8 million of previously recorded program profit, leaving $0.7 million in program profit from inception to September 30, 1996.

Contract revenues declined 16.7% to $138.8 million for the nine months ended September 30, 1996 from $166.6 million for the comparable period in 1995 as a result of a $8.6 million net decrease in Information Technology revenues and a decrease of $19.2 million in Space and Telecommunications revenues.

In the first quarter of 1996, the Company completed its five-year prime contract with the Naval Air Weapons Center (NAWC) at China Lake, California, the last of the Company's significant contracts awarded during its period of eligibility for small business awards, which ended in 1992. This contract represented $16.0 million in revenues for the nine months ended September 30, 1995. Although it was ineligible to rebid for this contract as the prime contractor, the Company is a major subcontractor to the small business prime contractor who was awarded the NAWC follow-on contract in April 1996, from which the Company receives approximately 45% of the contract revenues. For the nine months ended September 30, 1996, the Company received revenues of $4.9 million from the original NAWC contract and $2.8 million in revenues from the follow-on contract.

The Company revised its estimates of the full contract value and profitability of its Eastern Zone contract with the GSA, resulting in a reduction in revenues and operating profit for the nine months ended September 30, 1996 of $2.2 million, reflecting the Company's current estimate of the contract's profit at completion. The Eastern Zone contract incurred significant start-up costs related to the establishment of nine new facilities required for contract performance and to difficulties encountered in cost effective staffing of the personnel required under the contract. The use of subcontract personnel to fill critical positions resulted in cost overruns.

The Company initially expected that future contract performance over the full contract term at originally anticipated staffing levels would result in profit sufficient to offset unbilled costs of $3.3 million. However, in the first quarter, the Company determined that future revenue would not be sufficient to fully recover these costs. The Company has submitted a claim against the US Government seeking recovery of $1.1 million of the overrun. Also, the Company revised its profit estimate in the first quarter of 1996 to record a contract loss of $2.2 million. Additionally, the Company has implemented significant program controls to reduce future costs which it believes will serve to minimize any potential cost overruns during the remainder of the contract. The Company has recorded this claim as an unbilled receivable against which it has certain general reserves.

Information Technology (IT) contract revenues for the nine months ended September 30, 1996 decreased 10.4% to $73.6 million from $82.2 million for the comparable period in 1995. This decline was primarily due to a reduction of $8.3 million in revenue on the NAWC contract as outlined above and a $5.3 million reduction in revenue on its Eastern Zone contract, partially offset by increased revenues on new and existing contracts. Revenues from contracts awarded in full and open competition increased to $67.7 million or 92.0% of IT revenues for the nine months ended September 30, 1996 from 63.1 million or 76.8% for the comparable period in 1995.

The operating profit for IT for the nine months ended September 30, 1996 decreased 50.2% to $2.6 million from $5.3 million for the comparable period in 1995. This decline resulted from the first quarter write down of the Eastern Zone contract of $2.2 million and the loss of profit caused by the reduced activity for the NAWC follow-on contract in which the Company is now performing as a subcontractor.

Space and Telecommunications contract revenues for the nine months ended September 30, 1996 decreased 22.8% to $65.2 million from $84.4 million for the comparable period in 1995. Space and Telecommunications contract revenues exclusive of Launch Support for the nine months ended September 30, 1996 decreased 9.1% to $46.1 million from $50.7 million for the comparable period in 1995. A revenue increase on the Code 740 contract of $6.1 million and of $3.0 million on the Indostar contract was more than offset by the $12.9 million decline in revenue on the SSTI contract. Launch Support contract revenues for the nine months ended September 30, 1996 decreased 43.4% to $19.1 million from $33.7 million for the comparable period in 1995. An increase of $0.7 million in Launch Support revenues for the SSTI contract was more than offset by a $15.3 million decrease in the launch related activities of the Indostar program.

Operating profit for Space and Telecommunications for the nine months ended September 30, 1996 decreased to a loss of $1.8 million from a profit of $3.1 million for the comparable period in 1995. Launch Support activity accounted for $1.5 million of the decline. The other principal reason was the write down of $2.8 million of profit on the Indostar contract in the first quarter which resulted in a decline in profit of $3.6 million from the comparable period in 1995.

The Company continued expenditures in its Communications Services segment for the development of GEMtrak, an automated tracking and cargo status data system and charged $1.1 million against operations during the nine months ended September 30, 1996 on the development of this new business. No resultant revenue is anticipated from these expenditures during the remainder of 1996.

The cost of contract revenues for the nine months ended September 30, 1996 decreased to $132.1 million or 95.2% of contract revenues from $150.8 million or 90.5% for the comparable period in 1995. This increase in cost of contract revenues as a percentage of contract revenues was driven primarily by reduction in revenues related to reserves added to estimates at completion on the Indostar program and reduction in revenues related to changes in the estimated contract value on the Eastern Zone contract, as well as from the replacement of expiring high-margin contracts with new contracts bid at lower margins. New contracts awarded to the Company reflect lower margins consistent with the more highly competitive environment in which the Company now competes. As the Company has replaced its older backlog of higher margin contracts previously awarded under various small business programs with federal contracts awarded in full and open competition, the cost of contract revenues as a percentage of contract revenues has increased. Without giving effect to the reduction in revenues due to the Indostar contract and the Eastern Zone contract, the cost of contract revenues as a percentage of contract revenues for the nine months ended September 30, 1996 was 92.3%.

Selling, general and administrative expenses ("SG&A") for the nine months ended September 30, 1996 declined 3.0% to $7.3 million from $7.5 million for the comparable period in 1995. Slightly higher than anticipated costs in preparing and submitting bids in the 1995 period and improved indirect cost control in 1996 accounted for the change.

Other expenses for the nine months ended September 30, 1996 increased to $1.1 million from $0.2 million for the comparable period in 1995. Lower expenses in 1995 resulted from the reversal of certain amounts of reserves in 1995 set aside in 1994 and from the allocation of the receipt of insurance proceeds received related to the loss of the Company's GEMstar satellite due to a launch failure in August 1995.

The Company had an operating loss of $1.7 million for the nine months ended September 30, 1996 compared to an operating profit of $8.0 million for the comparable period in 1995.

Interest expense increased to $3.4 million for the nine months ended September 30, 1996 from $3.1 million for the comparable period in 1995 due to higher average balances on the Company's Credit Facility due to increased capital expenditures and the development of GEMtrak.

The Company had a $1.7 million tax benefit for the nine months ended September 30, 1996 as compared to a $2.0 million tax provision for the comparable period in 1995.

During the third quarter of 1995, the Company discontinued the operations of its Simulation Division in Colorado. This division manufactured air flight simulators for sale or lease. The $1.7 million loss represents a loss of $2.8 million less applicable tax benefit of $1.1 million.

The Company had a net loss of $3.4 million for the nine months ended September 30, 1996 compared to net income of $1.3 million for the comparable period in 1995.

During the first nine months of 1996, the Company recorded new orders of $181.0 million. Major awards in the Information Technology Segment include awards of the following contracts: $30.8 million order for health affairs policy matters for the Department of Defense, a $30.6 million follow-on order for the GSA Federal Supply Services contract, a $33.0 million order related to continuation of services for the Naval Air Weapons Center in California, and a $22.0 million order with the State of Nebraska under a "Year 2000" code conversion contract.
In the Space & Telecommunications Segment the Company was awarded a
$25.2 million order for continuation of the US Air Force experimental space satellites program and had orders under the Indostar contract of $20.7 million. The Company's backlog net of decreases and adjustments increased from $480.3 million at September 30, 1995 to $501.0 million at September 30, 1996. Approximately $115.9 million of the September 30, 1996 backlog is funded.

Three Months Ended September 30, 1996 Compared with Three Months ended September 30, 1995

Contract revenues declined 40.2% to $38.1 million for the three months ended September 30, 1996 from $63.7 million for the comparable period in 1995, as a result of a $3.5 million net decrease in Information Technology revenues and a decrease of $22.1 million in Space and Telecommunications revenues.

IT contract revenues for the three months ended September 30, 1996 decreased 12.7% to $24.3 million from $27.8 million for the comparable period in 1996. This decline was primarily due to the decline in revenues on the NAWC contract discussed in the nine month period above.

The operating profit for IT for the three months ended September 30, 1996 decreased 6.4% to $1.9 million from $2.0 million for the comparable period in 1995. This decline also resulted primarily from the decline in the NAWC contract.

Space and Telecommunications contract revenues for the three months ended September 30, 1996 decreased 61.5% to $13.9 million from $35.9 million for the comparable period in 1995. Space and Telecommunications contract revenues exclusive of Launch Support for the three months ended
September 30, 1996 decreased 30.3% to $13.9 million from $19.9 million for the comparable period in 1995. This decrease resulted primarily from a $1.6 million decline in the Indostar program and a $4.2 million decrease on the SSTI program. There were no Launch Support contract revenues for the three months ended September 30, 1996 compared to $16.0 million for the comparable period in 1995.

Operating profit for Space and Telecommunications for the three months ended September 30, 1996 decreased 90.7% to $0.2 million from $1.9 million for the comparable period in 1995. The lack of any Launch Support revenues for the quarter accounted for $0.8 million of the decline. Other factors were a $0.2 million reduction in profit from a decline in activity approaching the end of the STEP contract and a $0.7 million lower profitability on the Indostar program.

The Communications Services segment charged $0.3 million against operations during the three months ended September 30, 1996 on the development of this new business compared to $0.2 million for the comparable period in 1995.

The cost of contract revenues for the three months ended September 30, 1996 decreased to $32.9 million or 86.3% of contract revenues from $56.6 million or 88.8% for the comparable period in 1995. This decrease in cost of contract revenues as a percentage of contract revenues is due primarily to decreased activity on certain lower margin contracts in 1996 compared to 1995.

SG&A for the three months ended September 30, 1996 declined 0.7% to $3.39 million from $3.41 million for the comparable period in 1995.

Other expenses for the three months ended September 30, 1996 increased to $0.5 million from $23 thousand for the comparable period in 1995. Lower expenses in 1995 resulted from classification as other income of $477 thousand of the insurance proceeds received related to the loss of the Company's GEMstar satellite due to a launch failure in August 1995.

The Company had an operating profit of $1.3 million for the three months ended September 30, 1996 compared to an operating profit of $3.7 million for the comparable period in 1995.

Interest expense decreased to $1.1 million for the three months ended September 30, 1996 from $1.4 million for the comparable period in 1995. Although interest expense from operations was actually $0.2 million lower in 1995, $0.5 million of interest previously capitalized as part of construction in process for its GEMnet program was charged to expense in September 1995.

The Company had a $0.1 million tax provision for the three months ended September 30, 1996 as compared to a $0.8 million tax provision for the comparable period in 1995.

The loss from discontinued operations of $1.5 million in 1995 was related to the disposal of the Simulation Division discussed above.

The Company had a net profit of $0.1 million for the three months ended September 30, 1996 compared to a net loss of $38 thousand for the comparable period in 1995.

Liquidity and Capital Resources

The Company's cash flow provided by (used in) operating activities was $0.3 million for the nine months ended September 30, 1996 and ($1.3) million for the comparable period in 1995. The principal factors accounting for the provision of cash from operating activities for the nine months ended September 30, 1996 was the net loss of $3.4 million offset by $3.4 million of depreciation and amortization expense and a net collection of accounts receivable of $1.4 million offset by other net changes in working capital of $1.1 million.

Cash used for investing activities totaled $4.8 million for the nine months ended September 30, 1996 compared to $1.5 million for the same period in 1995. Approximately $3.1 million of this related to purchases made on behalf of the Indostar program, $1.6 million for laboratory equipment, computer systems, software and furniture and leasehold improvements to maintain and improve the Company's facilities and technological base, and $0.1 million for software development.

Cash from financing activities of $5.3 million for the nine months ended September 30, 1996 was primarily provided by borrowings under the Credit Facility of $5.7 million and proceeds from certain lease incentives from one of its facilities of $0.3 million. This was offset by the repayment of acquisition notes for the remaining minority interest in its Space Systems segment of $0.4 million and $0.3 million for the purchase of treasury stock for the employee stock purchase plan.

Due to the adjustments to profit recorded in the first quarter of 1996, the Company sought and obtained 90-day waivers to the applicable restrictive debt covenants from its debt holders effective through September 30, 1996. Since that time, the Company has concluded amendments to the covenant provisions of its lending agreement under its line of credit, and has received additional ninety day waivers to the applicable restrictive debt covenants of its subordinated debt. The Company's performance through September 30, 1996 is in full compliance with the new terms of its line of credit agreement. The Credit Facility expires on December 9, 1996, and the Company is renegotiating with lenders to replace the existing Credit Facility. At September 30, 1996, $22.1 million was outstanding under the Credit Facility and there were two letters of credit outstanding totaling $0.2 million.

The Company considers that its cash flows from operations and borrowing capacity will be sufficient to provide adequate funds for continued operations. However, additional sources of capital will be required to continue to fund the Company's future business requirements and growth plans, including its strategic initiatives of expanding its Space & Telecommunications and its Mobile Information and Communications Services businesses. Accordingly, the Company expects that it will need to incur indebtedness or raise additional equity capital to fund its anticipated growth. In September 1996, the Company filed a Registration Statement on Form S-1 to sell three million shares of common stock in an Initial Public Offering. The Company, together with its advisors, has decided to defer the offering until some time in 1997 and has continued discussions with its advisors regarding the identification of additional financing sources and potential capital markets.

                          PART II.	OTHER INFORMATION

                              CTA INCORPORATED


Item 1.	Legal Proceedings

On October 10, 1996, Plaintiff, an employee of the Company, filed suit against the Company in the Circuit Court of Maryland for Montgomery County. In his complaint, Plaintiff alleges breach of contract, breach of fiduciary duty, tortious interference with contractual and business relationships, fraud, and breach of duty of good faith and fair dealing, all in connection with the Profit Sharing Agreement between Plaintiff and the Company. Subsequently the litigation was stayed by agreement of the parties because the Profit Sharing Agreement called for mandatory and binding arbitration in the State of Virginia. Arbitrators have not yet been selected by the parties.

The Company intends to vigorously defend itself against Plaintiff's claims. However, as the arbitration is in its earliest stages, the Company is unable to predict the outcome or its potential effect on the Company's financial condition or results of operations. There can be no assurance, that such arbitration, if adversely determined, would not have a material adverse effect on the Company's financial condition or results of operations.

The Company is currently involved in certain other legal proceedings incidental to the ordinary course of its business. The Company does not believe that any liabilities relating to the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

On Thursday, August 15, 1996, the Shareholders of CTA INCORPORATED met at the Company's headquarters office located at 6116 Executive Boulevard, Suite 800, Rockville, MD 20852, to vote on four matters as follows:

1. To elect certain individuals to CTA's Board of Directors, each for a term of one year;

2. To ratify the selection of the Company's independent accountants; and

3. To ratify the selection of the Company's independent appraiser for the valuation of CTA stock.

Notice of this Annual Meeting had been mailed on July 15, 1996 to all shareholders of record as of May 31, 1996.

The Chairman called for a motion to elect the following, amended slate of individuals to CTA's Board of Directors, each for a one-year term:

	C.E. Velez                          Arturo Silvestrini
	Ricardo de Bastos                   John Slack
	Raymond V. McMillan                 George Morgenthaler
	Harvey D. Kushner                   Emanuel Fthenakis
	John Townsend, Jr.                  James M. Papada, III

Such a motion was made and seconded. After discussion, it was adopted, by voice vote, by shareholders voting more than 50% of the Company's outstanding shares.

The Chairman called for a motion to ratify the selection of Ernst & Young as the Company's independent accountants. Such a motion was made and seconded. After discussion, it was adopted, by voice vote, by shareholders voting more than 50% of the Company's outstanding shares.

The Chairman then called for a motion to ratify the selection of Legg Mason Wood Walker, Inc. as the Company's independent appraisers for the valuation of CTA stock. Such a motion was made and seconded. After discussion it was adopted, by voice vote, by shareholders voting more than 50% of the Company's outstanding shares.

On Wednesday, September 18, 1996, the Shareholders of CTA INCORPORATED met at the Company's headquarters office located at 6116 Executive Boulevard, Suite 800, Rockville, MD 20852, to vote on the following issues:

1. To authorize 21,000,000 shares, which will consist of (i) 20,000,000 shares of Common Stock, par value $.01 per share, and (ii) 1,000,000 shares of undesignated preferred Stock, par value $.01 per share
(the "Preferred Stock"), with the Board of Directors having the right to authorize the issuance of Preferred Stock without stockholder approval and to determine the rights and preferences of each series of such class of undesignated Preferred Stock;

2. To create a classified Board of Directors, whereby the directors shall be divided into three classes, each to consist of one-third of the total number of directors constituting the entire Board of Directors;

3. To remove provisions relating to the control and ownership of the Company by Dr. Velez;

4. To authorize any anti-takeover provision to prohibit "business combinations" involving the Company unless certain conditions are met; and

5. To increase by 500,000 the number of shares of Common Stock eligible for issuance to Company employees under the 1991 Stock Option Plan.

Notice of this Special Meeting had been mailed on August 19, 1996 to all shareholders of record as of May 31, 1996.

The Chairman called for a motion to authorize 20,000,000 shares of Common Stock and 1,000,000 shares of undesignated Preferred Stock.

Such a motion was made and seconded. After discussion, it was adopted, by voice vote, by shareholders voting more than 66 2/3% of the Company's outstanding shares. Two shareholders voted "no".

The Chairman called for a motion to create a classified Board of Directors as follows:

The following Directors will be appointed to serve a one-year term:
	C.E. Velez
	John Townsend, Jr.
	John Slack
	James Papada, III

The following Directors will be appointed to serve a two-year term:
	Raymond V. McMillan
	Harvey Kushner
	George Morgenthaler


The following Directors will be appointed to serve a three-year term:
	Ricardo de Bastos
	Arturo Silvestrini
	Emanuel Fthenakis

Thereafter, all Directors will serve three-year terms.

Such a motion was made and seconded. After discussion, it was adopted, by voice vote, by shareholders voting more than 66 2/3% of the Company's outstanding shares.

The Chairman then called for a motion to remove provisions relating to the control and ownership of the Company by Dr. Velez contained in the Company's Articles of Incorporation. Such a motion was made and seconded. After discussion it was adopted, by voice vote, by shareholders voting more than 66 2/3% of the Company's outstanding shares.

The Chairman called for a motion to authorize an anti-takeover provision to prohibit "business combinations" involving the Company unless certain conditions are met. Such a motion was made and seconded. After discussion it was adopted, by voice vote, by shareholders voting more than 66 2/3% of the Company's outstanding shares. Three shareholders voted "no".

The Chairman then called for a motion to increase by 300,000 the number of shares of Common Stock eligible for issuance to Company employees under the 1991 Stock Option Plan. Such a motion to authorize 300,000 shares was made and seconded. After discussion it was adopted, by voice vote, by shareholders voting more than 66 2/3% of the Company's outstanding shares.

Item 6.	Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                         SIGNATURE

November 14, 1996     /s/Gregory H. Wagner
                      ____________________
                      Gregory H. Wagner
                      Executive Vice President
                      and Chief Financial Officer

                      Signing on behalf of the registrant and as principal financial officer