Form 10-Q/A
period 1996-09-30
CTA INCORPORATED
filed 1997-01-02
CIK 881975

FORM 10-Q/A

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                FORM 10-Q/A

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

                        CTA INCORPORATED
                            FORM 10-Q/A
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

The Company continued expenditures in its Communications Services segment for the development of GEMtrak, an automated tracking and cargo status data system and charged $1.1 million against operations during the nine months ended September 30, 1996 on the development of this new business. No resultant revenue is anticipated from these expenditures during the remainder of 1996. Roll out of GEMtrak, this segment's first commercial product, is currently scheduled for mid-1997. The GEMtrak product will initially employ terrestrial-based communications systems but may be expanded to include a future LEO satellite constellation, for which it has applied for an FCC license.

Despite the loss of the Company's GEMstar staellite due to a launch failute in 1995, the Company still retains related residual assets currently valued at $7.3 million. The Company intends to utilize these assets in the future development of a LEO satellite constellation. The Company's ability to proceed is contingent upon receipt of the FCC license, additional financing, and the success and viability of the GEMtrak business. The Company is currently in discussions with certain international companies regarding strategic alliances that would allow the Company to expand its coverage internationally and to provide for all or a portion of the additional financing needed to continue development of the constellation. Abesnt a strategic partnership, the Company would be required to seek other capitali-zation to allow it to continue development and future programs that employ similar technology and components. The Company intends to utilize these assets in either the development of GEMnet or in other satellite programs.

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

                         SIGNATURE

January 2, 1997     /s/Gregory H. Wagner
                      ____________________
                      Gregory H. Wagner
                      Executive Vice President
                      and Chief Financial Officer

                      Signing on behalf of the registrant and as principal financial officer