Form 10-K
period 1996-12-31
CTA INCORPORATED
filed 1997-04-01
CIK 881975

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                           FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
               For the fiscal year ended December 31, 1996
                              or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

COMMISSION FILE NUMBER 33-44510

                         CTA INCORPORATED
     (Exact name of registrant a specified in its charter)

     COLORADO                           84-0797618
(State or other jurisdiction of      (I.R.S. Employer
 incorporation or organization)      Identification No.)

6116 EXECUTIVE BOULEVARD, ROCKVILLE, MD     20852
(Address of principal executive offices) (Zip Code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.[ X ] YES[   ] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    As of FEBRUARY 28, 1997, there were outstanding 4,547,781 shares of the registrant's common stock, par value $.01, which is the only class of common or voting stock of the registrant. As of that date, the independent appraisal used to determine the aggregate market value of the common stock held by non-affiliates of the registrant had not been completed.


                              PART I

ITEM 1. BUSINESS

     CTA designs, manufactures and integrates small communications and earth-sensing satellites and provides advanced information technology (IT) services principally to government customers. The convergence of CTA's unique strengths in space, information systems and communications technologies has positioned the Company to address space-based telecommunications markets as a turn-key provider of complete satellite systems and has opened opportunities for the Company as a wireless data service provider. In addition, the Company is well-positioned for continued growth in the civil and commercial IT services markets.

     CTA is a leading supplier of small low-earth-orbit (LEO) satellite systems and an emerging competitor in the market for small geosynchronous orbit (GEO) satellite systems. CTA has successfully designed, built and delivered 27 satellites over the past eleven years with seven additional satellites currently under construction. During the next twelve months, the Company is scheduled to deliver three commercial satellites, one satellite for the Air Force and one satellite for NASA.

     The Company's satellites perform a variety of commercial, scientific and military missions, including communications, direct-broadcast and space-based imaging. CTA satellites have a record of 100% mission success after reaching orbit. As a complete space systems manufacturer, the Company also designs and manufactures environmental monitoring sensors, advanced payloads for NASA, real-time, high-speed processors for meteorological satellite data and mission control and other specialized ground data and communications systems.

     The Company provides its customers with a full range of IT services, with emphasis on large-scale network integration and management, information systems security, mainframe to client/server migration, relational database engineering, electronic data interchange (EDI), and real-time embedded computer systems. In addition to its strong technical and program management capabilities, the Company has established a reputation for customer satisfaction, as reflected in its 100% win rate when recompeting for contracts for which it is the incumbent and average award fee scores in excess of 90%. To date, the Company has completed more than $1 billion in U.S. government IT contracts.

     Combining its strengths in space systems and IT, CTA is currently developing GEMtrak, an automated tracking and cargo status data system for unpowered mobile assets such as truck trailers, railcars and containers. A trucking industry source has estimated that there are 4.5 million truck trailers in the U.S. alone. The Company believes that GEMtrak will reduce trailer monitoring and rental costs and offer fleet owners marketing and revenue enhancement opportunities by providing positive cargo track-and-trace, active manifest control, intrusion sensing and alert, remote asset status monitoring and enhanced asset utilization.

COMPANY HISTORY

     The Company was founded in 1979 as Computer Technology Associates Incorporated, specializing in consulting services related to the evaluation of computer systems embedded in larger systems such as spacecraft, missiles and aircraft. In the mid-1980's, the Company's consulting business expanded into systems integration of avionics, command and control, and other decision support systems. The Company established major relationships with U.S. military operations at the DOD's Cheyenne Mountain Complex, the China Lake facility of the U.S. Navy (the "Navy"), NASA's Goddard Space Flight Center (the "GSFC") and the Air Force's Consolidated Space Operations Center. In 1992, the Company's acquisition of CTA Space Systems (CTASS) ended its eligibility for government programs that assist small businesses, with the last significant contract awarded under these programs completed in early 1996. Since 1992, the Company has replaced contracts awarded under these programs with contracts awarded under full and open competition, growing the share of IT revenues derived from competitive awards from 19% in 1992 to 97% in 1996.

     In the 1990's, the Company targeted U.S. government IT contracts that have allowed it to broaden the Company's base of skills to include a number of disciplines equally applicable to the civil federal and state IT markets. In 1995, the Company established strategic alliances with certain specialized software companies that enabled it to enter the commercial IT business and win contracts with commercial customers such as Reynolds Metals and Allied-Signal.

     In 1992, the Company acquired a 79% interest in CTASS to expand its business of providing IT services related to space systems to providing full turn-key space systems. In 1994, CTA acquired the remaining minority interest in CTASS. CTASS is a pioneer of small satellite-based store-and-forward technology, which it originally developed to interrogate dispersed buoys equipped with acoustic sensors. In 1993, the Company entered the commercial GEO communications satellite market with CTASS' award of the contract for the Indostar turn-key direct-to-home (DTH) system from PT MediaCitra Indostar. The Indostar program is scheduled to begin service in 1997. The contract provides for the Company to build a small, three-axis stabilized commercial communications satellite and a complete facility in Jakarta, including broadcast and subscriber management software, communications uplinking systems and hardware/software systems for spacecraft telemetry, tracking and control. In addition, CTA is arranging for launch and insurance services and international telecommunications regulatory compliance.

     In 1995, the Company combined its skills in space-based communications and large-scale systems integration to develop GEMnet, a system to be comprised of the GEMstar satellite and the GEMtrak automatic tracking and cargo status system. Although the GEMnet project suffered the loss of an experimental satellite due to a launch failure in 1995, which was partially covered by insurance, the Company has responded by extending the GEMtrak system to support multiple wireless data systems, permitting immediate service while retaining the flexibility to support the system at a later date with other wireless media, including future LEO satellite constellations.

CORPORATE ORGANIZATION AND STRATEGY

     In 1994,  the Company established its three principal business segments:
Space and Telecommunications Systems, Information Technology Services and Mobile Information and Communications Services. The Space and Telecommunications Systems business principally designs and manufactures small LEO and GEO satellites and related support systems. The Information Technology Services business comprises the Company's historical business base of providing IT services for a variety of customers. The Mobile Information and Communications Services business unit has been formed to pursue commercial applications of the Company's proprietary technology in innovative IT and space-based or wireless solutions to a variety of applications, including mobile asset tracking and remote fixed asset monitoring.

     CTA intends to become a vertically integrated provider of space-based communications services. By leveraging its unique strengths in space, IT and communications technologies, the Company seeks to serve the space-based telecommunications markets as a turn-key provider of complete satellite systems and pursue opportunities as a wireless data service provider.

SPACE AND TELECOMMUNICATIONS SYSTEMS

     CTA is a leading supplier of small LEO satellite systems and an emerging competitor in the market for small GEO satellite systems. CTA has successfully designed, built and delivered 27 satellites over the past eleven years with seven additional satellites currently under construction. During the next twelve months, the Company is scheduled to deliver three commercial satellites, one satellite for the Air Force and one satellite for NASA. CTA satellites have a record of 100% mission success upon reaching orbit. The Company believes that, due to its focus on small space systems and its streamlined management overhead, its cost structure is relatively low as compared to its competitors, and that it is able to deliver completed systems faster than most of its competitors. The Company has unique small satellite products and "on the shelf" designs, along with a hardware inventory that allows rapid delivery, reduces schedule risk and reduces costs. The Company seeks to continue to develop and prove new technologies as part of U.S. government satellite systems and then transfer these new technologies to commercial satellite designs. The Company was one of two prime contractors selected by NASA for the SSTI and Indostar will be the first small DTH satellite. The Company designed and demonstrated the world's first LEO constellation of communications satellites and Company-built satellites for EarthWatch are expected to be the first commercial high resolution remote sensing satellites. Other significant space technology innovations include a low-cost reaction wheel, the first use of the Global Positioning System ("GPS") for small satellite attitude determination, implementation of commercial battery technology, use of lightweight composites for key structural components, digital solid state memory and space-borne encryption technology.

     CTA has invested significant resources developing STARbus, a technologically advanced, multi-purpose satellite bus that can be configured to support DTH television, high-bandwidth data transmission or voice communications payloads. Indostar, the first satellite in the STARbus family, is expected to be launched in mid-1997 to provide DTH television in Indonesia.


 SPACE AND TELECOMMUNICATIONS SYSTEMS--INDUSTRY AND TECHNOLOGY OVERVIEW

     Improvements in space technology have resulted in modern communications satellites with power, capacity, switching capabilities and longevity significantly greater than those of their predecessors. These improvements in performance, together with satellites' inherent geographic coverage and technical advantages, have made satellite-based communications increasingly competitive with other communications technologies, broadening the market for satellite services such as telephony, support for cable and network television, broadband data transmission, paging, DTH broadcasting, earth-sensing and position location.

     Large commercial communications satellites generate six to thirteen kilowatts of power, weigh 7,000 to 11,000 pounds and typically cost over $100 million. Small commercial communications satellites, in contrast, generate up to four kilowatts of power, weigh 3,000 pounds or less at launch and typically cost less than $50 million. The Company believes that smaller satellites will capture an increasing share of both the commercial and government satellite market because technological and market changes have made their advantages more compelling.



      COMMERCIAL

     Advanced communications technologies, particularly digital signal compression, have enabled satellite systems to emerge as an economically attractive solution to the world's rapidly expanding communications needs. The attractive economics of space-based communications systems, driven by their expansive geographic coverage, have resulted in substantial growth in demand for satellites. Via Satellite, a space-industry periodical, forecasts that over $54 billion will be invested in building and launching commercial communications satellite systems over the next four years. The Company believes that demand for smaller satellites will increase even more rapidly, driven by their lower cost, faster cycle time from contract award to orbit and sharper mission focus. U.S. government agencies have recently been reorienting their satellite programs toward the use of small satellites in response to changing mission requirements and budget pressures, while demand for real-time information continues to expand. Moreover, a group of small satellites can deliver the functionality of a single larger one at equivalent overall cost, but with reduced launch and operational risks, and the added ability to adapt hardware functionality incrementally in response to changing user needs by changing the designs of later satellites in the series. In addition, less developed countries and emerging communications businesses are beginning to evaluate small satellites as entry level systems that address immediate communications needs quickly and inexpensively, while providing flexibility to add capacity and capabilities over time as demand evolves and technology advances.

     GOVERNMENT

     Many of the same technological and market changes that make small satellites more attractive to commercial customers also are occurring in the government satellite market. The report of the Small Satellite Review Panel to the Director of Central Intelligence in June 1996 called for a shift in the architecture of the nation's space reconnaissance assets from one based on very large-scale systems focused on the threat of the former Soviet Union across the northern polar region to an array of smaller, less expensive spacecraft in larger numbers with equivalent or superior total capacity that can acquire relevant data anywhere in the world. The panel recommended an array of satellites 20% to 25% of the weight of current reconnaissance satellites, with 40% to 50% of their capabilities. In addition to lowering costs, such an array would be more robust, with less operational capability at risk for any given satellite, and more flexible, with a much greater capability to rebalance the system from time to time to achieve a different mix of capabilities.

     NASA is also shifting its procurement priorities toward the development of small satellites that permit incorporation of advanced technologies as they develop, rather than building a larger spacecraft requiring earlier design commitments. As a key component of NASA's announced plan to develop "smaller, faster, cheaper" satellites, NASA's SSTI will develop and apply advanced miniaturization, design and production technology for spacecraft design and instrumentation to reduce the size of satellites and the cost of space missions. The major goals of the SSTI are to increase the capabilities of small satellites and to reduce the cost and development time of space missions for science and commercial applications.

     As a result of this broadening of national intelligence priorities and increasing governmental budgetary constraints, CTA expects that U.S. government expenditures on small satellites will grow from $300 million in 1995 to $900 million in 2000.

SPACE AND TELECOMMUNICATIONS SYSTEMS--BUSINESS STRATEGY

     The principal strategies that CTA is pursuing to grow its share of the small space systems market include:

     OFFERING TURN-KEY SATELLITE SYSTEMS. To enhance its competitive position, CTA is combining its space, communications and IT expertise to provide full turn-key satellite systems to its commercial customers, including delivery of the satellite on orbit and the design, procurement and installation of all of the necessary ground control and communications equipment. The  Company  believes  that  turn-key  satellite  systems will be particularly attractive to less-developed countries and emerging communications businesses that do not otherwise have the experience or resources to coordinate the launch and support of a satellite.

     MARKETING SPACECRAFT BASED ON THE MULTI-PURPOSE STARBUS PLATFORM. CTA has developed STARbus, a technologically advanced, multi-purpose satellite bus that can be configured to support DTH television, high-bandwidth data transmission or voice communications payloads. The Company expects that the low cost and technical superiority of this flexible design, which is capable of generating up to 3.5 kilowatts of power, will enable the Company to adapt it to a variety of payloads and thereby capture additional market share in a growing segment of commercial communications satellite industry, supporting a range of missions from both LEO and GEO and supporting video, voice and data services.

     FOCUSING ON "SMALLER, FASTER, CHEAPER" SATELLITE SYSTEMS. CTA is focused on lowering the cost, shortening the cycle time from award to launch and adding advanced technology to enable the Company to win an increasing share of what the Company believes will be a growing market for smaller satellites. The Company's strategy is to use "on-the-shelf" designs, maintain inventory of long lead-time, critical components, use common parts in multiple designs and build on its record of technical innovation.

     PARTICIPATING IN SATELLITE-BASED SERVICES BUSINESSES THROUGH PARTNERSHIPS WITH COMMERCIAL CUSTOMERS. The Company is participating in and will seek to expand into space-based communications services in partnership with commercial satellite service customers such as PT MediaCitra Indostar and EarthWatch.

SPACE AND TELECOMMUNICATIONS SYSTEMS--CONTRACTS AND PROGRAMS

     Some of the Company's key Space and Telecommunications Systems programs are described below. Total contract values include both realized and unrealized revenues.

     COMMERCIAL

     INDOSTAR. In December 1993, the Company was awarded a turn-key $170 million contract by PT MediaCitra Indostar, a private Indonesian firm, to design, develop, launch and support Indostar, a complete DTH entertainment and educational, satellite-based television system for Indonesia. The Indostar satellite will be the first implementation of STARbus, the Company's three-axis stabilized small GEO platform. As a turn-key provider for the Indostar program, the Company is performing all systems engineering, handling both domestic and international regulatory compliance, delivering all ground systems equipment, constructing the spacecraft, arranging for the launch and launch insurance and providing continued support through a comprehensive operations and maintenance program. Indostar is currently scheduled for completion in early 1997 and for launch in mid-1997. The contract is fixed-price for the satellite system and a cost-plus contract for launch, insurance and other services. In 1996, Indostar generated revenues of $45.4 million, or 25.3% of the Company's total revenues.

     EARTHWATCH. In January 1995, the Company was awarded a contract for the development of two satellites, EarlyBird-1 and EarlyBird-2, for EarthWatch. It is expected that these two 700-pound satellites will form the first commercial constellation of satellites capable of collecting high-resolution digital imagery. These satellites are designed to provide three-meter resolution panchromatic imagery and fifteen-meter resolution multi-spectral imagery for sale to government and commercial customers. EarlyBird-1 is scheduled for completion in early 1997 and for launch in mid-1997. EarlyBird-2 is scheduled for completion in mid-1997. As part of this program, the Company also is delivering three telemetry, tracking and command ground stations to be deployed in 1997 in Alaska, Colorado and Europe. The contract is fixed-price for the satellite system and has a total value of approximately $8 million, of which $4 million is payable in the form of preferred equity in EarthWatch. There is also a cost-plus contract for launch support and other services.

     GOVERNMENT

     NASA

     SSTI "CLARK." In June 1994, NASA awarded the Company a contract to develop the SSTI "Clark" satellite. The 690-pound Clark satellite employs technologies not currently in general use on board small satellites, including an advanced attitude control system ("ACS") and solar arrays using new designs and materials. Key missions of this satellite will include high resolution imaging, mapping and monitoring of pollutants in the atmosphere and measuring the radiation of solar flares in space. The Clark satellite is scheduled for completion in early 1997 and launch in late 1997. The Clark contract is a cost-plus-award-fee contract and has a total value of $51 million.

     NASA  CODE  740.   In  June  1995, NASA awarded the Company a multi-year
contract to support the GSFC Code 740 with hardware, software, ACS development, integration and launch support for Small Explorer Satellites ("SMEX"), Get Away Special ("GAS"), Hitchhiker and Spartan spacecraft. Under this contract, CTA acts as the prime contractor providing overall program management, electrical design and fabrication and ACS design. For the SMEX program, the Company is developing the design, fabrication, ACS and software for the Transition Region and Coronal Explorer ("TRACE"), which will observe the sun's corona. For the GAS and Hitchhiker programs, the Company's central activities include the development of the mechanical fabrication and launch preparation for STS-77 and STS-78, which will deploy MightySat-1. For SPARTAN missions, the Company's major functions include the fabrication, integration and test support for mission 207, post-launch support for mission 206, planning support for the new mission 201-4 and system concept and design for SPARTAN Lite and SPARTAN 400. The Code 740 contract is a cost-plus-award-fee contract, has a total value of $77 million and is scheduled for completion in 2000.

     AIR FORCE SPACE DIVISION SPACE TEST PROGRAM. Under its Space Division Space Test Program, the Air Force procures experimental satellites for the three main branches of the DOD. This program has resulted in several key opportunities for CTA, including:

     STEP. In May 1990, the Company received an award as a subcontractor to TRW to produce up to six satellite buses for the Air Force's STEP, a program in which the Air Force launches and operates standardized satellites on behalf of various branches of the DOD. The Company recently completed its work on the fifth satellite in this series, a 900-pound satellite, that was delivered in July 1996 and is scheduled for launch in mid-1997. The STEP contract is a fixed-price contract and has a total value of $36 million.

     TSX-5. In July 1996, following the final STEP satellite, the Air Force recompeted STEP and the Company was awarded the prime contract to develop and launch the TSX-5 satellite, the successor to the STEP series. The 735-pound TSX-5 will perform a series of missions in orbit, including the collection and high-speed transmission of Earth imagingdata and radiation measurements. The TSX-5 satellite is scheduled for completion and for launch in the second half of 1998. The TSX-5 contract is a fixed-price-incentive-fee contract and has a total value of $25 million.

     MIGHTYSAT-1. In April 1995, the Air Force Phillips Laboratory awarded the Company a contract to build MightySat-1, a 150-pound satellite designed to conduct experiments. Construction of MightySat-1 was completed in September 1996 and the satellite is scheduled for launch on the Space Shuttle in 1997. The MightySat-1 contract is a fixed-price contract and has a total value of $3 million.

     REMOTE SENSING BUOYS. The Company has developed three classes of cost-effective, earth-based systems with remote sensing, data gathering and dissemination capability: (i) an air-deployed geobuoy sensor system, which is launched from an aircraft, penetrates the surface of Arctic ice and reports seismic signals detected by the system's geophone to monitoring aircraft,
(ii) an advanced ocean meteorological drifting buoy with a state-of-the-art sonic anemometer, improved temperature and barometric sensors and simplified buoy flotation for reduced drag and (iii) a series of buoys designed for deployment on the surface of fragmented Arctic ice.

SPACE AND TELECOMMUNICATIONS SYSTEMS--COMPETITION

     The space systems manufacturing industry includes both foreign and U.S. commercial and governmental entities and is becoming increasingly competitive. The Company's satellites, space instruments and sensors, advanced electronics products, ground systems and software each face competition from at least several manufacturers. The Company's competitors include Ball, Hughes, Lockheed Martin, Loral, Matra Marconi, Orbital Sciences, Spectrum Astro, TRW and other international companies. The primary competitive factors in the space systems manufacturing industry include price and technology. Additionally, vendor financing is emerging as an important competitive factor in commercial customers' selection of a satellite systems manufacturer. Further, the Company's communications satellites face competition from alternative technologies, including fiber optic cable technology, which could reduce demand for the services of the Company's customers and thus for the Company's communications products.



INFORMATION TECHNOLOGY SERVICES

     The Company provides its customers with a full range of IT services, with emphasis on large-scale network integration and management, information systems security, mainframe to client/server migration, relational database engineering, EDI and real-time embedded computer systems. CTA continues to establish marketing alliances with a number of small software providers to combine software applications for specialized areas such as manufacturing process control and large-scale electronic document management and composition with CTA's core competency in large-scale systems integration and its recognized program management skills enabling it to offer complete turn-key systems solutions to commercial customers. The Company is one of the industry leaders in the rapidly growing market for federal and state government Year 2000 Conversions based on its unique combination of direct Year 2000 Conversion experience and use of automated tools. To date, substantially all of the Company's IT revenues have been derived from contracts with the U.S. government.

INFORMATION TECHNOLOGY SERVICES--INDUSTRY OVERVIEW

     GOVERNMENT

     The U.S. government is the largest single buyer of IT services in the world. Federal Sources, an independent market research firm, estimates that the government IT support services market in 1996 will be $9 billion, growing at a rate of 6% per annum.

     The Year 2000 Conversion market developed because billions of lines of legacy computer code, some of it dating from as early as the 1960s, were not written to address the now-imminent century date change, and still compute the passage of time with reference only to the last two digits of the years in question. A large proportion of mainframe computers rely on computer code that utilizes two-digit fields instead of four digit fields to distinguish a calendar year. The Gartner Group, a market research firm, estimates that the U.S. federal and state government market for Year 2000 Conversion will exceed $30 billion over the next four years.

     COMMERCIAL

     Within the broad market for IT services, the Company specifically provides professional services (including consulting, custom software development, and software and database maintenance) and systems integration. INPUT, a market research firm, estimates that the professional services segment of the IT services market was $26 billion in the U.S. in 1995, which represents an increase of 13% over 1994, and that the systems integration segment of the IT services market was $12 billion in 1995, which represents an increase of 11% over 1994. INPUT estimates that the overall commercial IT services market will grow at an average annual rate of 14% over the next five years.

INFORMATION TECHNOLOGY SERVICES--BUSINESS STRATEGY

     The principal strategies that CTA is pursuing to expand its IT services business include:

     INCREASING PENETRATION OF EXISTING CUSTOMER BASE. CTA's focus on customer satisfaction and technical excellence have made its existing IT customer base a promising field for future IT services expansion. Due to its long-term incumbent position as a key systems integrator for some of the nation's most complex information networks, the Company has gained a unique and profound understanding of those systems that the Company believes provide it with a substantial advantage in terms of cost, technical expertise and demonstrated past performance in competing for future awards. The Company believes that its Year 2000 Conversion initiative will provide CTA with similar competitive advantages with respect to a wide range of new customers as a result of the in-depth knowledge of the architecture of its Year 2000 Conversion customers' legacy systems that the Company will gain in the course of performing the necessary conversion work.

     TARGETING "NEAREST NEIGHBOR" MARKETS. The Company continually seeks to transfer its IT technical and marketing expertise developed over many years of successful competition in the DOD market to the U.S. civil agencies that have similar IT systems needs, such as NASA, the FAA and the FBI and to market its experience supporting federal government functions to state government and commercial customers.

     PENETRATING NEW MARKETS BY LEVERAGING CORE COMPETENCIES. CTA seeks out and exploits opportunities to market the expertise it has gained in past IT assignments to new customers. CTA's experience in federal and state government Year 2000 Conversions and its expertise in information systems security measures have proven to be key factors differentiating the Company in competitive bidding situations and could serve to establish a relationship with an expanded base of customers that can be used for marketing the Company's expertise in additional areas such as large-scale client/server migration and electronic document management.

     ESTABLISHING MARKETING ALLIANCES TO OFFER COMPLETE SOLUTIONS. CTA continues to establish marketing alliances with a number of small software providers to combine software applications for specialized areas, such as manufacturing process control and large-scale document composition and management, with CTA's core competency in large-scale systems integration and its recognized program management skills to offer complete, turn-key systems solutions to commercial customers.

     ACQUIRING STRATEGIC IT SERVICES BUSINESSES. The Company intends to pursue acquisitions that will expand the Company's commercial IT services customer base and provide specialized capabilities that enhance the Company's penetration of the commercial IT services market.

INFORMATION TECHNOLOGY SERVICES--CONTRACTS AND PROGRAMS

     Some of the Company's key IT contracts and programs are described below. Total contract values include both realized and unrealized revenues.

     U.S. GOVERNMENT--DOD

     RANGE SYSTEMS MANAGEMENT. In 1993, the Company was awarded the Range Instrumentation Development ("RID") contract, pursuant to which the Company supports a wide variety of aircraft range system activities for the Naval Air Weapons Center (NAWC) at China Lake, California , including software development, test and evaluation, system integration and fabrication of electronic threat simulators. The RID contract is a cost-plus-award-fee contract (with an average award fee score of in excess of 90%), has a total value of $88 million and is scheduled for completion in October 1998.

     AVIONICS SYSTEMS INTEGRATION. The Company participates in the design, development, fabrication, modification and testing of hardware for the NAWC, performing a wide range of support activities. These activities include systems engineering, systems analysis, software development, configuration management, verification and validation, maintenance and operation services for various naval aircraft and the development and maintenance of large-scale hybrid simulators (which integrate computer simulations with actual aircraft avionics). The Company has performed this work since its first NAWC contract, awarded in 1985. In 1995, this contract was recompeted under a program reserved for small businesses and the Company successfully teamed with a small business contractor, which was awarded the prime contract. The current NAWC contract is a cost-plus-award-fee contract (with an average award fee score in excess of 90%), has a total value of $33 million and is scheduled for completion in March 2000.

     NETWORK MANAGEMENT. In 1993, the Air Force's Electronic Systems Center at Hanscom Air Force Base in Bedford, Massachusetts awarded CTA the Technical Engineering and Management Support IV ("TEMS IV") contract pursuant to which the Company provides technical engineering and management support to various DOD command and control system procurement programs, including the Integrated Tactical Warning and Attack Assessment System, during all phases of the procurement cycle. The TEMS IV contract is a time-and-materials contract, has a total value of $54 million and is scheduled for completion in June 1998.

     INFORMATION SYSTEMS SECURITY. The Company, as a subcontractor to SAIC, is a member of the team awarded the Center for Information Systems Security contract in 1995 by the Defense Information Systems Agency. Under this five-year omnibus security engineering contract, the Company will continue to provide technical support to information systems security activities within the DOD and other U.S. government departments and agencies. Activities under this contract include designing and implementing the measures necessary to detect, document and counter a wide range of threats to on-line and stored information. The Information Systems Security contract is a time-and-materials contract, has a total value of $8 million and is scheduled for completion in July 2000.

     AIR FORCE WARNING SYSTEM INTEGRATION. Under the Air Force Warning System Integration contract, the Company provided engineering support at the Air Force Electronic Systems Center for the procurement, installation and testing of systems comprising the national attack warning/attack assessment network. This contract was a sole source, three-year contract awarded in 1993 as a follow-on to the Company's system design and analysis contract awarded in 1987. The Air Force Warning System Integration contract was a time-and-materials contract, had a total value of $22 million and was completed in 1996.

     DEIS. In 1995, CTA won a subcontract from Unisys to provide a variety of services, including business process re-engineering, systems development and installation and support for the Defense Information System Agency of the DOD. Under this program, called the Defense Enterprise Integration Services ("DEIS") program, CTA is currently performing engineering and integration services to implement the Cheyenne Mountain Training and Simulation System, assisting the Space and Warning Systems Center in the planning, scheduling, conduct and reporting of software testing and providing support to Air Force Space Command for the Command, Control, Communications and Computer Upgrade program. The DEIS contract is a time-and-materials contract, has a total value of $16 million and is scheduled for completion in November 2000. In 1996, CTA won a follow-on DEIS contract as a subcontractor to Computer Sciences Corporation (CSC). This contract is also a time-and-materials contract and is scheduled for completion in August 2001.




     U.S. GOVERNMENT--CIVILIAN AGENCIES

      NASA. For NASA, the Company provides services under several contracts related to the design, development, integration and testing of space systems.

     (i) Since 1988, the Company has provided a wide range of systems engineering services to the GSFC as a subcontractor to CSC under the Systems Engineering and Analysis ("SEAS") contract. These services included Hubble Space Telescope ground system testing, communications standards development, prototyping and business process re-engineering. In 1992, NASA exercised its option under the SEAS contract to have CTA continue to provide these services to GSFC. The SEAS contract is a time-and-materials contract, had a total value of $17 million and is scheduled for completion in July 1997.

     (ii) In 1994, NASA awarded two contracts, the Earth Observing System Data and Information ("EOS/DIS") and the Tropical Rainfall Measurement Mission ("TRMM") contracts, under which CTA acts as subcontractor to support research, development andoperations of major ground systems. The EOS/DIS contract, under which CTA is a subcontractor to Intermetrics, Inc., is a cost-plus-award-fee contract, has a total value of $14 million and is scheduled for completion in June 2004. The TRMM contract, under which CTA is a subcontractor to General Sciences Corporation, is a cost-plus-fixed-fee contract, has a total value of $1.3 million and is scheduled for completion in 1998.

     (iii) Since 1994, the Company has acted as subcontractor on a McDonnell Douglas contract to provide Space Shuttle payload analysis and integration, and design, development and testing of NASA-wide management information systems. This contract is a cost-plus-award-fee contract, has a total value of $4 million and is scheduled for completion in 1997.

     FEDERAL AVIATION ADMINISTRATION. For the FAA, the Company provides services related to the design, development, integration and test of the U.S. air traffic control ("ATC") system and has been supporting the FAA automation programs since 1982. Currently, the Company is performing on the following programs for the FAA:

     (i) providing engineering support to the FAA as a subcontractor to TRW under the AUA Technical Assistance contract in implementing its programs to replace the ATC system. This contract is a time-and-materials contract, has a total value of $40 million and is scheduled for completion in December 2002.

     (ii) providing support to the FAA as a subcontractor to TRW under the ASD SETA contract for the overall architectural design and evolution of the National Airspace System. This contract is a time-and-materials contract, has a total value of $17 million and is scheduled for completion in September 2001.

     (iii) assisting the FAA, as a subcontractor to TRW under the Weather Technical Assistance contract in the areas of program engineering, hardware and software engineering, program and project management, system test and evaluation, system implementation and human factors. This contract is a cost-plus-fixed-fee contract, has a total value of $3 million and is scheduled for completion in March 2000.

     (iv) providing engineering and management support services to the FAA as a subcontractor to SRC under the ANN Technical Assistance contract. This contract is a cost-plus-award-fee contract, has a total value of $5 million and is scheduled for completion in September 2000.

     DEPARTMENT OF JUSTICE. In February 1994, the DOJ awarded the Company a contract to assist the FBI in its program to streamline, consolidate and automate its Criminal Justice Information System, which serves over 80,000 law enforcement users. Under this seven-year contract, CTA is assisting the FBI in virtually every aspect of the engineering process, from procurement of new information systems to the re- engineering of the processes that this system supports. The DOJ contract is a combined fixed-price and cost-plus contract, has a total value of $40 million and is scheduled for completion in September 2001.

     TREASURY DEPARTMENT. Under a contract awarded in 1995, CTA provides system engineering and technical analysis support to the Treasury Department, primarily for the Internal Revenue Service's computer-based information processing system modernization effort. CTA's support functions include engineering services and telecommunication and security services. In the longer term, CTA will be developing and assessing advanced user interface concepts, technologies and prototypes (such as hypertext and speech recognition) and assessing and recommending tools and environments to support future software development. This contract is a time-and-materials contract, has a total value of $40 million and is scheduled for completion in June 2000.

     GENERAL  SERVICES  ADMINISTRATION.   The  Company  performs  under   two
contracts with the GSA.

     (i) The Company provides support for the Federal Supply Service's central offices, its eleven regional offices and its various commodity centers and depots. CTA's support implementations of electronic commerce. The Federal Supply Service contract was atime-and-materials contract, with a total value of $27 million and was completed in September 1996. The Company was awarded the follow-on contract to the original Federal Supply Service contract that was awarded to the Company in 1992. This contract has a total value of $31 million and is scheduled for completion in September 2001.

     (ii) Under a contract awarded in 1994, the Company provides business applications software support to U.S. government agencies within the GSA's Eastern Zone. Services provided by the Company under this contract include field software support, softwaremaintenance, software testing, software independent verification and validation, software configuration management, software documentation development and user training. The Eastern Zone contract is a time-and-materials contract, has a total value of $32 million andis scheduled for completion in September 1997. The Company revised its estimates of the full contract value and profitability of its Eastern Zone contract with the GSA, resulting in a reduction in revenues and operating profit for the year ended December 31, 1996 of $2.6 million, reflecting the Company's current estimate of the contract's profit at completion. The $2.6 million reduction in revenues is net of claims of $1.5 million filed by the Company against the U.S. government related to this contract.

     STATE GOVERNMENT AND COMMERCIAL

      YEAR 2000 CONVERSION. The Company is one of the industry leaders in federal and state government Year 2000 Conversions with a completed contract for the Department of Veterans Affairs Austin Automation Center, which the Company believes is the only completed U.S. government agency Year 2000 Conversion to date, and ongoing projects with the GSA, the Air Force and the Colorado River Authority. CTA has expanded its position with the award of a $22 million contract from the State of Nebraska for Year 2000 Conversion of all of the State's mainframe application software and databases and a $25 million contract from the State of Kansas. CTA has developed a partnership with Viasoft Inc., a leading provider of date change conversion software tools, and is applying Viasoft's state-of-the-art tools to the Year 2000 Conversion problem. In addition, CTA's existing contracts with GSA, the Department of Veterans Affairs and the Navy allow other federal agencies to employ CTA for Year 2000 Conversions without lengthy competitions. To support its Year 2000 Conversion efforts, the Company is planning to establish conversion centers that will enable the Company to perform these conversions in a manner that will minimize disruptions for its customers.

     SYSTEMS ENGINEERING. In June 1996, the Company was awarded a contract by USAA, a San Antonio, Texas-based insurer, to provide technical and engineering support to the USAA Information Technology Division. The Company's functions include (i) program control, including resource forecasting and tracking and scheduling, (ii) systems engineering, including configuration management, systems requirements management and test planning and execution, (iii) procurement support, including the development of procurement strategies, evaluation criteria and requests for proposals and
(iv) development of cost estimates for USAA procurement. The USAA contract is a time-and-materials contract, and is scheduled for completion in March 2000.

     EMERGING COMMERCIAL PROGRAMS. Through alliances with specialized software companies such as Manugistics Group, Inc. and Xyvision, Inc., the Company has initiated the development of its commercial IT business. Commercial contracts that have been awarded to the Company through these alliances include a contract with Reynolds Metals Corporation to provide a fully integrated automated production scheduling system to be used to coordinate production activities at Reynolds Metals' Listerfield, Alabama aluminum plant and a contract with Allied Signal Inc. to produce documents using standard generalized mark-up language and document composition technology.

INFORMATION TECHNOLOGY SERVICES--COMPETITION

     The IT services industry in which the Company operates is highly fragmented with no single company or small group of companies in a dominant position. The Company's competitors include large, diversified firms with substantially greater financial resources and larger technical staffs than the Company, such as BDM, Cap Gemini, CSC, EDS, Lockheed Martin, PRC, SAIC, as well as firms that receive preferences under government programs for small businesses. The firms that compete with the Company include consulting firms, computer services firms, applications software companies and accounting firms, as well as the computer service arms of computer manufacturing companies and defense and aerospace firms. In addition, the internal staffs of client organizations, non-profit federal contract research centers and universities are, in effect, competitors of the Company.

     The primary competitive factors in the information services industry include technical, management and marketing competence, as well as price. The Company competes for commercial work by identification of unique market niches in which the Company believes it has superior technical products. The Company expects to compete successfully based on the quality of its products and services, its emphasis on client satisfaction, the technical expertise of its staff and the price at which its products and services are delivered. Such expectation is based on the judgment and experience of the Company's senior management.

MOBILE INFORMATION AND COMMUNICATIONS SERVICES

     As part of its strategy to leverage its expertise in information systems and small satellite technologies to enter into selected value-added wireless service opportunities, CTA is currently developing GEMtrak, an automated tracking and cargo status data system for unpowered mobile assets such as truck trailers, railcars and containers.

     The COMMERCIAL CARRIER JOURNAL's Census of the Professional Truck Fleet Market estimates that there are 4.5 million truck trailers in the U.S. alone. Carriers recently have turned to wireless information systems to provide better information about customer deliveries. However, existing systems do not currently enable carriers to track their trailers or provide readily available information to customers concerning unpowered mobile assets. GEMtrak, in contrast, has been designed to serve as an automated data collection and cargo oversight system that reduces the errors and delays that can occur through a system dependent on physical trailer counts and communications between drivers and operation centers. The Company believes that by providing carriers with more accurate and timely information about trailer location, availability and status, GEMtrak will reduce trailer monitoring and rental costs, and offer fleet owners marketing and revenue enhancement opportunities.

     The Company has completed the development of the hardware and software required to operate the system and provide the information management reports to be used by the trailer fleet operators, and the GEMtrak system is currently being beta tested by two different carriers. The Company expects to initiate several pilot programs over the next six to nine months under which several hundred units will be placed in service in each of several national trucking company fleets, with full commercial roll-out scheduled for the second half of 1997.

     The Company anticipates that the GEMtrak system will face competition from numerous existing and potential alternative communications products and services provided by various companies including American Mobile Satellite, HighwayMaster, Orbcomm, Qualcomm and StarSys.

U.S. GOVERNMENT CONTRACTING

       TYPES OF CONTRACTS. The Company's services are provided primarily through three types of contracts: fixed-price, time-and-material and cost-reimbursable contracts. Fixed-price contracts require the Company to perform services under the contract at a stipulated price. Time-and-material contracts reimburse the Company for the number of labor hours expended at established hourly rates negotiated in the contract and the cost of materials incurred. Cost-reimbursable contracts reimburse the Company for all actual costs incurred in performing the contract, to the extent that such costs are within a specified maximum and allowable under the terms of the contract, plus a fee or profit.

     The following table shows the approximate percentage of revenue by contract type recognized by the Company during the indicated periods:


                                 YEAR ENDED DECEMBER 31,

TYPE OF CONTRACT          1994           1995         1996

  Fixed-price              10%            28%          31%
  Time-and-materials       54%            26%          29%
  Cost-reimbursable        36%            46%          40%

                          100%           100%         100%
   Total

     The Company's fixed-price contracts include firm fixed-price ("FFP") and fixed-price incentive ("FPI") contracts. The Company assumes greater financial risks and has potentially greater profit margins on FFP contracts than on FPI contracts because full responsibility is placed on the Company in FFP contracts to provide stipulated services for a firm price. An FPI contract provides for an adjustment to profit based upon how effectively the Company controls costs. Under an FPI contract, the Company and the customer agree to share any overrun or underrun realized when the final cost is different than the established target cost. In the case of an overrun, the Company and the customer share up to the established ceiling price at which point the Company bears the total risk. Both of these types of contracts provide the incentive of higher profits when costs are controlled, along with the associated risk of lower profits when target costs are exceeded or ultimately a loss when costs exceed the ceiling price. For the year ended December 31, 1996, 6.7% of the Company's contract revenues derived from fixed-price contracts were FPI and the remainder FFP.

      GOVERNMENT CONTRACT REQUIREMENTS. Many of the government programs in which the Company participates as a contractor or subcontractor may extend for several years, but they are normally funded on an annual basis. The Company's U.S. government contracts and subcontracts are subject to modification, curtailment and termination in the event of changes in government funding. Accordingly, all of the Company's contracts and subcontracts involving the U.S. government may be terminated at any time by the U.S. government, without cause, for the convenience of the U.S. government. If a U.S. government contract is terminated for convenience, the Company would be entitled to receive compensation for the services provided or costs incurred at the time of termination and a negotiated amount of the profit on the contract.

     Among the factors that could materially adversely affect the Company's U.S. government contracting business are budgetary constraints, changes in fiscal policies or available funding, reduction of defense or aerospace spending, changes in U.S. government programs or requirements, curtailment of the U.S. government's use of technology services firms, the adoption of new laws or regulations, technological developments and general economic conditions. In addition, increased competition and U.S. government budget constraints in the defense area, and in areas not related to defense, may limit future growth in Company revenues from U.S. government agencies and contractors.

     The Company's costs and revenues under government contracts are subject to adjustment as a result of annual audits performed by the DCAA on behalf of the DOD. Audits of the Company by the DCAA and other agencies have been completed for all years through 1991 without material adjustment.


RESEARCH AND DEVELOPMENT

     The Company's research and development programs seek to develop new products and services that will improve the Company's ability to meet the current and future needs of its customers. Through its research and development programs, CTA continues to broaden its capability and skills, as exemplified by its innovations in small satellite technologies such as a low-cost reaction wheel, the use of GPS for attitude determination, the adaptation of commercial battery technology, the development of composite structures, the development of Digital Solid State Memory and the use of space-borne encryption. Also in the satellite arena, CTA has developed a new generation of lightweight satellites, the most stable gravity gradient satellite, the first LEO constellation of communications satellites, the first commercial imaging remote sensing satellites and the first small DBS satellite.

     The Company's research and development programs are funded through a combination of Independent Research and Development ("IRAD") and Contract Research and Development ("Contract R&D"):

       IRAD. IRAD refers to research and development costs that are not sponsored by, or required in performance of, a contract or grant. IRAD projects are designed to enhance the performance and effectiveness of the Company's day-to-day engineering operations. The Company has developed tools and methodologies for efficient software development including automated code generators that may have future commercial applications. To date, product development related revenues have not been significant. No other party has an interest in any future revenues derived from potential IRAD products. The Company's selling, general and administrative expenses include IRAD of $1.0 million, $2.6 million and $0.9 million for 1996, 1995 and 1994, respectively. The significant increase in 1995 stems from IRAD work performed related to the Company's Indostar contract.

     CONTRACT R&D. Contract R&D projects are specifically contracted for and funded by the federal government. The primary purpose of Contract R&D programs is to advance scientific and technical knowledge and to apply that knowledge to achieve specific goals of the agency providing the funding. The Company is currently performing Contract R&D for the Advanced Research Projects Agency ("ARPA"), an agency of the DOD. The Company-funded development of ProcessTOOLS is being augmented by ARPA for the application of ProcessTOOLS to ARPA's Agile Manufacturing and Maritech Programs. The Company expended $0.9 million and $3.0 million in 1996 and 1995, respectively. No expenditures were made in 1994. The Company intends to pursue additional funding sources in the future. Certain future Contract R&D programs may provide that the Company expend non-reimbursable funds as a condition of sharing the benefits of the research with the sponsoring agency or customer. The Company expended no such funds in 1996, 1995 or 1994.

     Under the terms of most Contract R&D programs, the Company generally has interests in any future revenues derived from products eventually arising from the research, depending in part on the terms and conditions of the individual Contract R&D program. To the extent that Contract R&D programs with the U.S. government lead to a marketable product or process, the Company generally will own the right to such product or process and may acquire patent protection, subject to the government's right to use such product or process on a royalty-free basis. No such revenue from any such product or process has been realized to date.

BACKLOG

     The Company's total backlog was approximately $547 million, $511 million and $453 million at December 31, 1996, 1995 and 1994, respectively. The Company's backlog is comprised of the unrealized portions of the Company's U.S. government contracts, U.S. government-related contracts and commercial contracts. Backlog for government and government-related contracts consists of either funded or unfunded backlog. Funded backlog consists of the dollar portion of contracts that is currently appropriated by the government client or other clients and allocated to the contract by the purchasing government agency or otherwise authorized for payment by the client upon completion of a specified portion of work. Unfunded backlog consists of the total unrealized award value of the contract less the contract value funded by the customer, and includes multi-year incrementally funded contracts, delivery orders, and task orders which remain at the customers' discretion to fund. Unfunded government backlog comprised approximately 73% of total backlog at December 31, 1996, as compared to approximately 79% of total backlog at December 31, 1995. Commercial and other backlog comprised approximately 13% of total backlog at December 31, 1996 as compared to approximately 9% of total backlog at December 31, 1995.

     The total backlog at December 31, 1994, 1995, and 1996, for the Company and for each of the Space and Telecommunications Systems and IT businesses is set forth below:

                                    DECEMBER 31,
                          1994       1995     1996
  THE COMPANY
  Government:
     Funded.............   $66        $61       $75
     Unfunded...........   367        406       399
  Commercial and Other..    20         44        73

   Total................  $453       $511      $547

 SPACE AND TELECOMMUNICATIONS SYSTEMS
  Government:
     Funded.............   $11        $9        $13
     Unfunded...........    25        80         75
  Commercial and Other..    20        44         29

   Total................   $56      $133       $117

  INFORMATION TECHNOLOGY SERVICES
  Government
     Funded.............   $55        $52       $62
     Unfunded...........   342        326       324
  Commercial and Other..     0          0        44

   Total................  $397       $378      $430



     The RID contract and the NASA Code 740 contract represented approximately 10% and 11%, respectively, of total backlog at December 31, 1996. Approximately $28 million or 5% of total backlog at December 31, 1996 was related to the Indostar contract. The Company expects that approximately 30% of the Company's total backlog as of December 31, 1996 will result in revenues in the year ending December 31, 1997.

     Although unfunded backlog can include up to the stated award value of the contract including renewals or extensions that have been priced but still remain at the discretion of the customer whether to fund, the Company, to be conservative, often recognizes only a portion of stated award values on multi-year contracts into its backlog records. Because many of the Company's contracts are multi-year contracts, total backlog may include revenues expected to be realized several years into the future. The unfunded backlog may not be an indicator of future contract revenues or earnings because there is no assurance that the unfunded portion of the Company's backlog will be funded. In addition, most of the contracts included in backlog are subject to termination for the convenience of the government customer.

INTERNATIONAL OPERATIONS

     The Company recognized revenues from PT MediaCitra Indostar of $45.4 million (25.3% of total revenues) for the year ended December 31, 1996 as compared to $58.1 million (26.8% of total revenues) in 1995 and $7.9 million (5.5% of total revenues) in 1994.

     The Company's future growth is dependent, in part, on continuing to increase its sales to foreign customers and its expansion into additional foreign markets. The Company expects that sales to foreign customers will be an increasing portion of the Company's business, and while management believes that the Company's experience serving the domestic market translates into an ability to serve foreign customers, no assurance can be given that the Company's efforts will succeed.

ITEM 2. PROPERTIES

     The Company leases its corporate headquarters in Rockville, Maryland under a lease expiring in 1999. The Company currently owns a 6.75% fixed ownership interest in the partnership that owns the corporate headquarters building. In addition, the Company has principal leased facilities in Ridgecrest, California; Colorado Springs, Colorado; McLean, Virginia and Bedford, Massachusetts. The Company believes that these properties are adequate to serve the Company's present business operations. The Company believes that if it were unable to renew the leases on any of its facilities, other suitable facilities would be available to meet the Company's needs.

ITEM 3. LEGAL

     On October 10, 1996, Thomas van der Heyden ("Plaintiff"), an employee of the Company, filed suit against the Company in the Circuit Court of Maryland for Montgomery County. In his complaint, Plaintiff alleges breach of contract, breach of fiduciary duty, tortious interference with contractual and business relationships, fraud, and breach of duty of good faith and fair dealing, all in connection with a Profit Sharing Agreement dated July 6, 1993 ("Profit Sharing Agreement") between van der Heyden and the Company. Specifically, the complaint alleges that the Company failed and refused to make payments purportedly due and owing to him under the Profit Sharing Agreement with respect to the Indostar contract, failed to reimburse him for expenses relating to his employment, and made certain misrepresentations to him which caused him to modify his then-existing profit sharing arrangement with the Company to his detriment and interfered with his ability to develop new business. The Profit Sharing Agreement provides for the Plaintiff to receive 25% of the profit (as defined therein) on the Indostar contract.

     The Company intends to vigorously defend itself against Plaintiff's claims. However, as the litigation is in its earliest stages, the Company is unable to predict the outcome or its potential effect on the Company's financial condition or results of operations. On October 18, 1996, the Company obtained a stay of the proceeding on the grounds that the Profit Sharing Agreement provides that all disputes regarding the Profit Sharing Agreement are to be decided by arbitration. There can be no assurance, that such litigation, if adversely determined, would not have a material adverse effect on the Company's financial condition or results of operations.

     The Company is currently involved in certain legal proceedings incidental to the ordinary course of its business. The Company does not believe that any liabilities relating to the legal proceedings to which it is a party are likely to be, individually or in the aggregate, material to its consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                              PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the stock of the Company or its subsidiaries. However, the Company has maintained a limited market ("Limited Market") as described below to provide liquidity for its Common Stock.

THE LIMITED MARKET

     Since its inception, the Company has pursued a policy of remaining essentially employee owned and, therefore, there has never been a public market for the Common Stock. Prior to September 1992, the Company has offered to repurchase shares from shareholders on several occasions primarily for contribution to the Company's Employee Stock Ownership Plan ("ESOP"). In order to provide liquidity for its shareholders, however, the Company established a Limited Market through an agreement with Capitol Securities Management, Inc. ("Capitol") whereby Capitol maintains the Limited Market. From September 1992 through December 1996, the Company has conducted five trades in the Limited Market, one each in 1992, 1993 and 1995 and two in 1994. There were no trades conducted in 1996 as the Company had filed a Registration Statement for an initial public offering. The Registration Statement was subsequently withdrawn.

     It is anticipated that the Limited Market will continue to permit existing shareholders to sell shares of Common Stock on at least one predetermined date each year (the "Trade Date"). Such sales will be made at the prevailing Formula Price to employees, consultants and directors of the Company who have been approved by the Board of Directors or the Stock Option Committee of the Board of Directors, pursuant to the 1991 Plan, as being entitled to purchase up to a specified number of shares of Common Stock. In addition, the Company will be authorized, but not obligated, to purchase shares of Common Stock in the Limited Market to satisfy its requirements (including for sale to the trustees of the Company's ESOP), but only if and to the extent that the number of shares offered for sale by shareholders exceeds the number of shares sought to be purchased by authorized buyers.

     In the event that the aggregate number of shares offered for sale by the sellers is greater than the aggregate number of shares sought to be purchased by authorized buyers and the Company, offers to sell will be treated in the following manner: Offers to sell 1,000 shares or less of Common Stock or up to the first 1,000 shares if more than 1,000 shares of Common Stock are offered by any seller will be accepted first. Offers to sell shares in excess of 1,000 shares of Common Stock will be accepted on a pro-rata basis based on the number of shares owned by those shareholders wanting to sell shares. If, however, there are insufficient purchase orders to support the primary allocation of 1,000 shares of Common Stock or less per seller, then the purchase orders will be allocated equally among all of the proposed sellers up to the total number of shares offered for sale. Subject to applicable legal or contractual restrictions and the availability of funds, the Company currently intends to purchase sufficient shares on each Trade Date so that each shareholder wishing to sell shares will be able to sell at least 1,000 shares. Such restrictions include those contained in the Colorado Corporation Code which limit repurchases of Common Stock to the Company's available surplus and restrictions in contracts, currently in existence or which may be entered into, such as the Company's credit agreement, which might restrict the Company's ability to buy back Common Stock in the future under certain circumstances. The Company does not currently have available the funds to purchase shares in the Limited Market and is not currently making such purchases until such time as it has completed one or more financing alternatives it is currently pursuing.

     To the extent that the aggregate number of shares sought to be purchased exceeds the aggregate number of shares offered for sale, the Company may, but is not obligated to, sell authorized but unissued shares of Common Stock in the Limited Market. All sellers in the Limited Market, other than the Company, pay Capitol a commission generally equal to 1.5 percent of the proceeds from such sales. No commission is paid by purchasers in the Limited Market.

     Prior to each Trade Date, Capitol will receive sell orders from shareholders and buy orders from authorized purchasers and the Company. On each Trade Date, Capitol will match sellers and buyers of the Company's Common Stock (including, to the extent applicable, the Company) according to the proration rules described above. Capitol will then forward payments to sellers, minus the commission, and will issue in book-entry form, the shares of Common Stock to the purchasers. Capitol will not buy or sell shares of Common Stock for its own account or as an agent for the Company.While the Company established the Limited Market to attempt to provide liquidity to shareholders, there can be no assurance that there will be sufficient liquidity to permit shareholders to resell their shares in the Limited Market.

     All persons who purchase shares of Common Stock in the Limited Market will be required to enter into Stock Restriction Agreements with the Company. Such agreements provide that, if the purchaser is an employee, consultant or director of the Company, upon the purchaser's termination of employment or affiliation with the Company, the Company will have the right to repurchase all of the shares purchased pursuant to that agreement which such person owns of record or beneficially owns at the time of such termination, generally at the prevailing Formula Price at the time of such termination; provided, however, that to the extent such Formula Price is less than the price paid by such purchaser for any of his shares, the Company will not repurchase such shares without the shareholder's consent. Such repurchase, if elected by the Company, will be effected within one year following such termination. The Stock Restriction Agreements also afford the Company a right of first refusal with respect to the shares of Common Stock in the event that the holder desires to sell or transfer his or her shares other than in the Limited Market.

THE FORMULA

     The purchase price of the shares of Common Stock, other than certain shares issuable upon exercise of previously granted options, will be at the formula price described below (the "Formula Price"). The Formula Price is established by the Board of Directors of the Company based on the performance of the Company as measured by certain factors listed below as well as certain other factors also listed below which are determined based on the recommendation of an independent appraiser. The Formula Price will be redetermined at least annually. The price is determined according to the following formula (the "Formula"): the price per share is equal to the product of (i) a number representing one minus the discount for the limited liquidity of the stock ("D") and (ii) a fraction, the denominator of which is the number of outstanding shares and share equivalents ("Wi") and the numerator of which is the sum of (A) the book value of the Company at the end of the applicable period ("BV") and (B) a number which is the product of (a)
5.08 ("K") and (b) a number equal to the product of (I) a market index ("MI") based on certain comparable companies, (II) the after tax profits from operations for the last 12 month period ("P") and (III) a fraction, the denominator of which is 2 and the numerator of which is the sum of (A) the change in contract margin ("CM"), which is a number equal to the contract margin for the last 12 months divided by the contract margin for the prior 12 month period, where contract margin is the contract fee as a percentage of contract cost adjusted for program reserves and allowances and (B) the change in revenue growth ("R"), which is a number equal to a fraction, the numerator of which is revenue for the last 12 months and the denominator of which is the revenue for the prior 12 month period times the change in the consumer price index for that period. The Formula Price of the Common Stock expressed as an equation, is as follows:

                  Formula Price = D((BV+K(MI)(P)((CM+R)/2))/Wi)

     The "discount factor" is a number which is intended to reflect the discount for the limited liquidity of the Common Stock and the "market index" is a number which is intended to reflect existing securities market conditions. Both of these factors are established annually by the Board of Directors based upon the recommendation of an independent appraisal firm. The 5.08 multiplier is a constant representing the factor necessary to equalize the initial stock price calculated by the Formula to the appraised price for the Common Stock on the date the Formula was adopted. The remainder of the factors will be based on the Company's historical financial data.

     The latest available Formula Price was $9.49 as of December 31, 1995.

PROCEDURES FOR DETERMINING FORMULA PRICE

     The Formula Price is used to determine the Offering Price at which the Common Stock will be sold and will trade in the Limited Market. The Formula was adopted by the Board of Directors on November 15, 1991, with the advice of the Company's independent appraiser. The Board of Directors believes the Formula will result in a fair market value for the Common Stock within a broad range of financial criteria.

     Annually, the Company provides audited financial statements and other data as requested by the independent appraiser. The independent appraiser analyzes that data and recommends two factors of the Formula: the market index ("MI") and the discount factor ("D"). Based on this recommendation, the Board of Directors will determine the Formula Price. An independent appraisal is used by the Board of Directors to validate that the Formula has resulted in a price which fairly and reasonably reflects the fair market value of the Common Stock.

     Prior to the adoption of the Formula, the Company established a price for the Common Stock based solely on an independent appraisal. Such appraisal was required on an annual basis for purposes of valuing the assets contained in the Company's ESOP and for determining the price at which the ESOP could purchase shares of Common Stock.

PRICE RANGE OF COMMON STOCK

     The following table sets forth the price per share (after giving effect for all years presented for a 10 for 1 split of the Company's common stock in April 1994) at which the Common Stock was appraised by the Company's independent appraiser, Legg Mason Wood Walker, Inc., for the last nine years. The 1992, 1993 and both 1994 appraisal prices were also the prices at which shares were sold in the Limited Market for each of the following periods ending on the dates set forth below.


          EFFECTIVE DATE OF APPRAISAL PRICE PER SHARE

             December 31, 1995                 $9.490
             December 31, 1994                 $9.390
             June 30, 1994                     $8.970
             December 31, 1993                 $8.727
             December 31, 1992                 $7.165
             December 31, 1991                 $6.005
             December 31, 1990                 $4.176
             December 31, 1989                 $4.100
             December 31, 1988                 $4.030
             December 31, 1987                 $2.800
             December 31, 1986                 $1.775

Report of Independent Appraiser

     Legg Mason Wood Walker, Inc. ("Legg Mason") was engaged by the Company to act as an independent appraiser for the Company. Legg Mason was selected because it is a nationally recognized investment banking firm that has extensive experience in the valuation of securities of all types, including closely-held and seldom traded securities. In 1993, the Company paid Legg Mason a placement agent fee of $525,000 in connection with the Company's issuance of $15 million in new subordinated debt in a private placement.

     In connection with the Board's determination of the Formula Price, Legg Mason was asked to recommend to the Board of Directors (i) the discount factor ("D") to reflect the limited liquidity of the Company's Common Stock and (ii) the market index ("MI") to reflect existing securities market conditions and provide to the Board of Directors an assessment as to whether the Formula Price calculated was within a range which Legg Mason considered reasonable.

     Legg Mason has not yet issued their current appraisal report, pending the outcome of the various financing alternatives being pursued by the Company.

DIVISION OF MARKET REGULATION

     The Company has had discussions with the staff of the Division of Market Regulation concerning the operation of the Limited Market in compliance with the Securities Exchange Act of 1934. While the Commission has not formally indicated to the Company any specific concerns regarding the operation of the Limited Market, they may do so in the future. If the Commission should raise specific concerns with the Company in the future, the Company will take requisite action to address the Commission's concerns.


HOLDERS OF COMMON STOCK

     As   of   February   28,  1997,  there  were  approximately  350  common
stockholders of the Company.

DIVIDENDS

     It is the current policy of the Company to retain all earnings to provide funds for the Company's growth. Therefore, the Company has no current intention of paying cash dividends on the Common Stock. The Company has not made any distributions to its shareholders since 1988.In December 1993, the Company entered into a note purchase agreement to secure $15 million in subordinated debt. Under the provisions of this agreement, the Company is prohibited from paying dividends. The agreement expires after 1998. The Company's bank credit agreement also prohibits the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data for each of the years in the five year period ended December 31, 1996 and as of December 31, 1992, 1993, 1994, 1995 and 1996 have been derived from the consolidated financial statements of the Company. The consolidated financial statements for the five years ended December 31, 1992 through 1996 have been audited by Ernst & Young LLP, independent auditors. The data (in thousands) should be read in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this document.

                                               YEAR ENDED DECEMBER 31,
                              1992(1)        1993          1994          1995           1996
  Income Statement Data:
  Contract revenues.       $115,109       $125,072       $143,071      $217,007      $179,703
  Cost of contract
  revenues.........          97,680        109,102        121,675       196,656       170,706
  Selling, general and
  administrative
  expenses.........
                              8,574          7,169          8,950         9,798         9,194
  Other expenses....          1,259          1,492            833           318        12,355

  Operating profit
  (loss)...........           7,596          7,309          11,613        10,235      (12,552)
  Interest expense..            461            992           3,627         4,116        4,235

  Income (loss) before
  income
  taxes............           7,135          6,317           7,986         6,119      (16,787)
  Provision (benefit) for
  income taxes.....
                              3,252          2,779          3,434          2,448       (5,750)

  Income (loss) from
  continuing
  operations.......           3,883          3,538          4,552          3,671      (11,037)
  Income (loss) from
  discontinued
  operations, net of
  income
  taxes(2).........             490          1,012            (93)        (1,725)           0

  Net income (loss).         $4,373         $4,550         $4,459         $1,946     $(11,037)


  Earnings (loss) per
  share:
   Continuing
   operations.....            $0.82          $0.75          $0.95         $0.78        $(2.49)
   Discontinued
   operations.....             0.10           0.22          (0.02)        (0.37)         0.00

  Earnings (loss) per
  share........               $0.92          $0.97         $0.93         $0.41         $(2.49)




  Weighted average number
  of shares
  outstanding......           4,750          4,689         4,783         4,709          4,438



                                              DECEMBER 31,
                            1992            1993          1994          1995           1996
  Balance Sheet Data:
  Cash and cash
  equivalents......         $  269        $ 1,390        $ 3,902       $   235       $    16
  Working capital...        16,332         24,987         20,638        19,713        13,721
  Total assets......        60,015         74,346         89,816        91,530        92,690
  Short-term debt...        10,917          5,524         15,750        17,074        28,335
  Long-term debt....         7,670         20,418         17,765        17,431        18,510
  Total stockholders'
  equity...........
                            19,704         24,417         27,950        28,773        17,793

(1) In July 1992, the Company acquired a 79% interest in CTASS for $10.3 million, $4.9 million of which was paid in cash with the remainder financed by the selling shareholders at an imputed interest rate of 8.5% per annum. Principal payments on the acquisition notes of $3.0 million and $2.4 million were paid in July 1993 and July 1994, respectively. In July 1994, the Company acquired the remaining CTASS common stock for $2.5 million, payable 50% in cash and 50% in Common Stock. The Company paid the cash portion with payments of $500,000, $375,000 and $375,000 in 1994, 1995 and 1996, respectively, and the Common Stock portion with issuances of 57,293 shares in 1994, 39,936 shares in 1995 and 39,515 shares in 1996. The number of shares of Common Stock issued as payment were based on the then current fair market value of the Common Stock. The consolidated financial statements of the Company reflect the results of operations of CTASS since July 1992.

 (2) During 1995, the Company discontinued the operations of its Simulation Systems Division, which manufactured aircraft flight simulators for sale or lease, and sold its assets to a company principally owned by one of the Company's principal stockholders. Results of operations have been restated for the sale of the Simulation Systems Division. See "Certain Transactions" and Note 13 to the Consolidated Financial Statements. The assets of the division consisted primarily of a cockpit flight simulator and various fixed assets, which together had an aggregate book value of $3.1 million, net of accumulated depreciation.These assets were sold in September 1995 for two notes secured by the assets with an aggregate principal amount of $2.2 million, bearing interest at the Company's borrowing rate and a 15% minority interest in the entity acquiring the division, which has been assigned a value of $0.2 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this document.

RESULTS OF OPERATIONS

     The following tables set forth certain items in the Company's Statements of Operations as a percentage of contract revenues:

                                                      YEAR  ENDED DECEMBER 31,
                                                       1994              1995          1996
  Contract revenues...........................         100.0%           100.0%         100.0%
  Cost of contract revenues...................         85.0             90.6           95.0
  Selling, general and administrative expenses         6.3              4.5            5.1
  Other expenses..............................         0.6              0.2            6.9

  Operating profit (loss).....................         8.1              4.7           (7.0)
  Interest expense............................         2.5              1.9            2.3

  Income (loss) before income taxes...........         5.6              2.8           (9.3)
  Provision (benefit) for income taxes........         2.4              1.1           (3.2)

  Income (loss) from continuing operations....         3.2              1.7           (6.1)
  Income (loss) from discontinued operations, net of
  income taxes.......................                 (0.1)            (0.8)           0.0

  Net income (loss)...........................         3.1%             0.9%          (6.1)%



     The following tables set forth certain items in the Company's Statements of Operations by business segment:

                                              YEAR  ENDED DECEMBER 31,
                                             1994               1995         1996
(In thousands of dollars)
  Contract revenues:
   Information Technology Services...         $107,450         $109,361     $99,963
   Space and Telecommunications
   Systems.........................             35,621           70,675      58,820
     Launch Support..................             _              36,971      20,920
   Mobile Information and Communications
   Services.........                           _                _                 _

                                              $143,071         $217,007    $179,703

  Operating profit (loss):
   Information Technology Services...          $10,600           $5,883      $3,057
   Space and Telecommunications
   Systems.........................              1,846            4,128      (3,719)
     Launch Support..................               _             1,559         109
   Mobile Information and Communications
   Services.........                                -            (1,017)     (8,616)
   Other expenses                                 (833)            (318)     (3,383)

                                               $11,613          $10,235    $(12,552)


1996 COMPARED WITH 1995

     CONTRACT REVENUES. Contract revenues decreased 20.8% to $179.7 million in 1996 from $217.0 million in 1995, as a result of a $9.4 million decrease in IT revenues and a $27.9 million decrease in Space and Telecommunications Systems revenues.

     IT contract revenues decreased 8.6% to $100.0 million in 1996 from $109.4 million in 1995. An increase in IT revenue of $3.6 million on the RID contract, $3.4 million on the Nebraska contract and $1.3 million on the Maritech contract was more than offset by the decrease of $11.2 million on the NAWC and NAWC follow-on contracts and $6.5 million on the Eastern Zone contract. Revenues from contracts awarded in full and open competition increased to $96.9 million or 96.9% of IT revenues in 1996 from $89.1 million or 81.4% in 1995.

     In the first quarter of 1996, the Company completed its five-year prime contract with the NAWC at China Lake, California, the last of the Company's significant contracts awarded during its period of eligibility for small business awards, which ended in 1992. This contract represented $20.4 million in revenues in 1995. Although it was ineligible to rebid for this contract as the prime contractor, the Company is a major subcontractor to the small business prime contractor who was awarded the NAWC follow-on contract in April 1996, from which the Company receives approximately 45% of the contract revenues. In 1996, the Company received revenues of $5.1 million from the original NAWC contract and $4.1 million in revenues from the follow-on contract.

       The Company revised its estimates of the full contract value and profitability of its Eastern Zone contract with the GSA, resulting in a reduction in revenues and operating profit in 1996 of $2.6 million, reflecting the Company's current estimate of the contract's profit at completion. The Eastern Zone contract incurred significant start-up costs related to the establishment of nine new facilities required for contract performance and to difficulties encountered in cost-effective staffing of the personnel required under the contract. The use of subcontract personnel to fill critical positions resulted in cost overruns.

     The Company initially expected that future contract performance over the full contract term at originally anticipated staffing levels would result in profit sufficient to offset early program losses. However, revenues on the contract have not been sufficient to offset these losses and the Company no longer anticipates sufficient future contract value to recover its start-up costs. The Company has submitted claims against the U.S. government seeking recovery of $1.5 million of the overrun. The Company has recorded these claims as an unbilled receivable, against which it has certain reserves. Additionally, the Company has implemented program controls to reduce future costs which it believes will serve to minimize any potential cost overruns during the remainder of the contract.

     Total Space and Telecommunications Systems contract revenues in 1996 decreased 25.9% to $79.7 million from $107.6 million in 1995. Space and Telecommunications Systems contract revenues, exclusive of Launch Support, decreased 16.8% to $58.8 million in 1996 from $70.7 million in 1995. This decrease in revenues is primarily due a decrease of $16.1 million on the SSTI program and $3.3 million on the Comet contract, which was offset by an increase of $7.2 million on the NASA Code 740 contract. Launch Support contract revenues decreased 43.4% to $20.9 million in 1996 from $37.0 million in 1995, due to $14.2 million in lower revenue on the Indostar program and $2.6 million on the SSTI program, offset by an increase of $0.8 million on the TSX-5 contract.
     The Company increased reserves for estimates of costs at program completion on the Indostar program that resulted in a $2.8 million reduction in revenues and operating profit. The Company increased these reserves to reflect the risks inherent in the integration and test phases of this program. Indostar represents the Company's first GEO satellite effort and the integration and test phase are believed by management to represent a critical element in the remaining portion of the program. In establishing these additional reserves, the Company assessed identifiable cost, schedule and technical risk elements. The Company believes its reserves are adequate to cover potential risks that could arise prior to the expected program completion in mid-1997. There can be no assurance, however, that these reserves will be adequate to cover these risks. The addition of these reserves resulted in the reversal of $2.8 million of previously recorded program profit, leaving $0.8 million in program profit from inception to December 31, 1996.

     The Mobile Information Communications Services business recorded no revenues in 1996 or 1995.

      COST OF CONTRACT REVENUES. Cost of contract revenues decreased to $170.7 million, or 95.0% of contract revenues, in 1996 from $196.7 million, or 90.6% of contract revenues, in 1995. This increase in cost of contract revenues as a percentage of contract revenues resulted primarily from a reduction in revenues related to reserves added to estimates at completion on the Indostar program and reduction in revenues related to changes in the estimated contract value on the Eastern Zone contract, as well as the replacement of expiring high-margin contracts with new contracts bid at lower margins. New contracts awarded to the Company reflect lower margins consistent with the more highly competitive environment in which the Company now competes. As the Company has replaced its older backlog of higher margin contracts previously awarded under various small business programs with federal contracts awarded in full and open competition, the cost of contract revenues as a percentage of contract revenues has increased. Without giving effect to the reduction in revenues due to the Indostar contract and the Eastern Zone contract, the cost of contract revenues as a percentage of contract revenues for 1996 was 92.2%.

     SG&A. Selling, general and administrative expenses ("SG&A") for 1996 decreased 6.2% to $9.2 million, or 5.1% of contract revenues, from $9.8 million, or 4.5% of contract revenues, in 1995. Slightly higher than anticipated costs in preparing and submitting bids in the 1995 period and improved cost control in 1996 accounted for the change.

     OTHER EXPENSES. Other expenses increased to $12.4 million in 1996 from $0.3 million in 1995. The increase is due primarily to the write-off in the fourth quarter of 1996 of the Company's investment in GEMnet of $6.4 million and $0.9 million related to the Company's unsuccessful initial public offering. Lower expenses in 1995 resulted from a reversal of certain amounts in reserves in 1995 set aside in 1994 and from the allocation of the receipt of insurance proceeds related to the loss of the Company's GEMstar satellite due to a launch failure in 1995.

     OPERATING PROFIT (LOSS).   The  Company  had  an operating loss of $12.6
million in 1996 compared to an operating profit of $10.2 million in 1995.

     INTEREST EXPENSE. Interest expense increased to $4.2 million in 1996 from $4.1 million in 1995 due to higher average balances on the Credit Facility due to increased capital expenditures and the development of GEMtrak.

     PROVISION (BENEFIT) FOR INCOME  TAXES.   The  Company had a $5.8 million
tax benefit for 1996 compared to a $2.4 million tax provision for 1995.

     INCOME (LOSS) FROM CONTINUING OPERATIONS. As a result of the foregoing, the Company had a loss from continuing operations of $11.0 million in 1996 compared to income from continuing operations of $3.7 million in 1995.

     INCOME (LOSS) FROM DISCONTINUED OPERATIONS. During 1995, the Company discontinued the operations of its Simulation Systems Division, which manufactured aircraft flight simulators for sale or lease. The loss from discontinued operations in 1995 was $1.7 million, net of tax benefits of $1.2 million.

       NET INCOME (LOSS). The Company had a net loss of $11.0 million for 1996 compared to net income $1.9 million for 1995.



1995 COMPARED WITH 1994

     CONTRACT REVENUES. Contract revenues increased 51.7% to $217.0 million in 1995 from $143.1 million in 1994, as a result of a $1.9 million increase in IT revenues and a $72.0 million increase in Space and Telecommunications Systems revenues.

     IT contract revenues increased 1.8% to $109.4 million in 1995 from $107.5 million in 1994. Revenues from contracts awarded in full and open competition increased to $89.1 million or 81.4% of IT revenues in 1995 from $66.3 million or 61.7% in 1994.

     Total Space and Telecommunications Systems contract revenues in 1995 increased 202.2% to $107.6 million from $35.6 million in 1994. Space and Telecommunications Systems contract revenues, exclusive of Launch Support, increased 98.4% to $70.7 million in 1995 from $35.6 million in 1994. This increase in revenues is primarily due to $19.7 million from the Indostar program, $16.6 million from the NASA SSTI program and $4.3 million from the EarthWatch satellite program. Launch Support contract revenues were $37.0 million in 1995, the first year in which the Company recognized revenues related to launch activities.

     The Mobile Information Communications Services business recorded no revenues in 1995 or 1994.

     COST OF CONTRACT REVENUES. Cost of contract revenues increased to $196.7 million, or 90.6% of contract revenues, in 1995 from $121.7 million, or 85.0% of contract revenues, in 1994. This increase in cost of contract revenues as a percentage of contract revenues resulted from approximately $1 million in start-up costs with no related revenues recorded by the Mobile Information and Communications Services business and lower margins on $37.0 million in Launch Support for the Indostar and SSTI programs and on new contracts awarded in 1995. Other factors contributing to a decrease in contract margin include higher than anticipated start-up costs on the Company's Eastern Zone contract and the NASA Code 740 contract, as well as the replacement of expiring high-margin contracts with new contracts bid at lower margins.

     SG&A. SG&A increased to $9.8 million, or 4.5% of contract revenues, in 1995 from $9.0 million, or 6.3% of contract revenues, in 1994 due primarily to increased bid and proposal expenditures.

     OTHER EXPENSES. Other expenses decreased to $0.3 million in 1995 from $0.8 million in 1994.

     OPERATING  PROFIT  (LOSS).   Operating profit declined  11.9%  to  $10.2
million in 1995 from $11.6 million in 1994.

     INTEREST EXPENSE. Interest expense increased to $4.1 million in 1995 from $3.6 million in 1994. This increase resulted primarily from higher balances on the line of credit under the Credit Facility due to increased investment in space-related technologies, including the GEMnet program, and to higher average interest rates during 1995.

       PROVISION (BENEFIT) FOR INCOME TAXES. The provision for income taxes declined to $2.4 million in 1995 from $3.4 million in 1994 as a result of a reduction in the Company's effective tax rate.

     INCOME (LOSS) FROM CONTINUING OPERATIONS. As a result of the foregoing, income from continuing operations in 1995 decreased 19.4% to $3.7 million from $4.6 million in 1994.

     INCOME (LOSS) FROM DISCONTINUED OPERATIONS. During 1995, the Company discontinued the operations of its Simulation Systems Division, which manufactured aircraft flight simulators for sale or lease. Loss from discontinued operations in 1995 was $1.7 million, net of tax benefits of $1.2 million, as compared to an operating loss for the Simulation Systems Division of $0.1 million in 1994. The $1.7 million after-tax loss recorded in 1995 consisted of a loss from operations of $1.2 million and a loss from disposal of $0.5 million. The assets of the division consisted primarily of a cockpit flight simulator and various fixed assets, which had an aggregate book value of $3.1 million, net of accumulated depreciation. These assets were sold in September 1995 for two notes secured by the assets with an aggregate principal amount of $2.2 million, bearing interest at the Company's borrowing rate and a 15% minority interest in the entity acquiring the division, which has been assigned a value of $0.2 million.

      NET INCOME (LOSS). Net income in 1995 decreased 56.4% to $1.9 million from $4.5 million in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's net income (loss) was ($11.0 million), $1.9 million, and $4.5 million in 1996, 1995 and 1994, respectively. Its cash flow provided by (used in) operating activities was $(5.6 million), $2.4 million and $1.4 million in 1996, 1995 and 1994, respectively. The principal factors accounting for the provision (use) of cash in operating activities in 1996 was the net loss of $11.0 million and an increase in accounts receivable and other net assets of $6.6 million, offset by $5.6 million of depreciation and amortization expense and the $6.4 million write-off of the investment in GEMnet. The principal factors accounting for the provision (use) of cash in operating activities in 1995 were a $0.7 million loss on the disposal of the Simulation Systems Division, $3.2 million of depreciation and amortization expense, $1.0 million provision for receivable allowances, $1.1 million of accrued interest and changes in working capital accounts using $4.0 million of cash. The principal factors accounting for the provision (use) of cash in 1994 were $2.2 million of depreciation and amortization expense, $1.0 million accrued interest, $0.7 million other non-cash expenses and changes in working capital accounts using $6.8 million of cash.

     Cash used in investing activities totaled $6.2 million, $5.2 million and $6.4 million in 1996, 1995 and 1994, respectively. The changes from period to period primarily relate to fluctuations in the acquisition of furniture and equipment and costs incurred for software development for sale to commercial customers. Additions to furniture and equipment were $6.5 million, $4.3 million and $5.1 million in 1996, 1995 and 1994, respectively. Software development expenditures were $0.1 million in 1996 and $0.8 million in each of the years 1995 and 1994.

     Cash provided by (used in) financing activities was $11.5 million, $(0.9 million) and $7.5 million in 1996, 1995 and 1994, respectively. Financing was primarily provided by borrowings under the Credit Facility and offset by the repayment of acquisition notes and the purchase of treasury stock for the employee stock purchase plan. The Company's net borrowings under the Credit Facility were $12.0 million, $1.3 million and $12.1 million for 1996, 1995 and 1994, respectively. Net purchases of treasury stock were $0.5 million, $2.0 million and $3.8 million in 1996, 1995 and 1994, respectively.

     In December 1993, the Company and its subsidiaries entered into an agreement with a bank for a revolving credit facility providing the availability to borrow up to $30,000,000 which includes a facility for letters of credit up to $10,000,000. The revolving line of credit expired on December 9, 1996 but has been extended until June 9, 1997. The current arrangement provides an additional credit facility of $4,500,000 that is reduced or eliminated upon collection of certain amounts on the Indostar contract, completion of one or more private equity placements or at specified dates through June 9, 1997.

     The average daily loan balances under the Credit Facility were $22.1 million, $14.2 million, and $13.6 million for 1996, 1995 and 1994, respectively. The weighted average interest rate was 6.8%, 7.6%, and 6.1% for 1996, 1995 and 1994, respectively. At December 31, 1996, $28.3 million was outstanding under the Credit Facility and there was one letter of credit outstanding totaling $0.1 million.

     The Company's cash flow during 1996 and the first quarter of 1997 has been adversely impacted by a combination of operating losses and a significant increase in accounts receivable not billable until certain contract milestones are reached. The Company expects its liquidity to improve substantially in the second quarter of 1997 upon completion of testing and customer acceptance of its Indostar-1 direct broadcast satellite for a commercial customer in Indonesia. A delay in satisfaction of contract milestones or approval for payment by the customer could have a material adverse effect on the Company's liquidity.

     The Company has been unable to comply with certain of the original financial covenants of its bank credit facility and subordinated debt agreements since March 31, 1996, due to operating losses incurred. The Company and its bank have agreed to modifications of the covenants through the original maturity of the credit facility on December 9, 1996 and have since agreed to extensions of the credit facility through June 9, 1997 at negotiated terms that include, among other things, a waiver of the financial covenants at December 31, 1996, relaxed covenants for the quarter ending March 31, 1997 and a higher effective interest rate. The Company and the holders of its subordinated debt have agreed to waivers of the financial covenants through December 31, 1997 in exchange for a higher interest rate, the extent of which is based on whether the Company raises new equity by June 30, 1997. The Company believes it has good relationships with its lenders and that the lenders will continue to work with the Company as it seeks to improve its financial condition. While the Company anticipates that it will be able to enter into a new credit facility that includes a long term revolving credit commitment, the inability of the Company to renew its existing credit facility or to obtain a replacement credit facility on the same or similar terms could have a material adverse effect on the Company's liquidity, financial condition and results of operations.

     The Company is pursuing various financing alternatives, including raising additional equity capital, and, if necessary, would consider other alternatives such as disposal of assets. The Company's future business requirements and growth plans will require significant additional capital. While the Company believes that working capital, cash flow from operations, and available bank borrowings will provide adequate funds for continued operations and any increased interest costs with respect to borrowings through the end of 1997, additional sources of capital will be required to continue to fund the Company's future business requirements and growth plans, including its strategic initiatives of expanding its Space and Telecommunications Systems and its Mobile Information and Communications Services businesses. Accordingly, the Company expects that it will need to incur indebtedness or raise additional equity capital to fund its anticipated growth. There can be no assurance that the Company will be able to obtain such financing on favorable terms or at all.




ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is included under Item 14(a) of this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                              PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the directors and executive officers of the Company as of December 31, 1996:

  NAME                            AGE              POSITION
  C.E. Velez                      56               President, Chief Executive Officer and Chairman
                                                   of the Board
  Ricardo de Bastos               59               President-Space and Telecommunications Systems
                                                   and Director
  Raymond V. McMillan             63               President- Information Technology Services and
                                                   Director
  George S. Sebestyen(3)          65               President-CTASS
  Gregory H. Wagner               48               Executive Vice President, Chief Financial Officer
                                                   and Treasurer
  Terry J. Piddington             53               Executive Vice President
  Emanuel J. Fthenakis(1)(3)
                                  68               Director
  Harvey D. Kushner(1)
                                  66               Director
  George W. Morgenthaler(2)
                                  69               Director
  James M. Papada, III(2)
                                  48               Director
  Arturo Silvestrini(2)
                                  66               Director
  John L. Slack(2)                58               Director
  John W. Townsend, Jr.(1)(3)
                                  73               Director

___________

(1)  Member of the Compensation Committee of the Board of Directors.

(2)  Member of the Audit Committee of the Board of Directors.

(3)  Resigned subsequent to December 31, 1996.
___________

     Dr. C.E. "Tom" Velez, a founder of the Company, has been President and Chairman of the Board since the Company's organization in 1979. Prior to founding the Company, Dr. Velez was employed by Martin Marietta Aerospace for three years as Director, Software Engineering Research and Development, and was previously employed at the NASA Goddard Space Flight Center for 12 years in various positions including Chief of the Systems Development and Analysis Branch. Dr. Velez is also a director of Constellation and EarthWatch.

     Ricardo de Bastos has been Executive Vice President of the Company since April 1996 and as a Director of the Company since August 1996. Prior to joining CTA, he was employed for more than 36 years by Astro Space which has been a division of RCA, General Electric and Martin Marietta and is currently a division of Lockheed Martin. From 1991 through 1993, Mr. de Bastos was Director of Commercial Business Development at General Electric AstroSpace. From 1994 to 1995, he was Vice President, Business Development and Advanced Programs at Martin Marietta AstroSpace. From 1996 until joining CTA, he was Executive Vice President with the Lockheed Martin AstroSpace Commercial Company.

     Raymond V. McMillan has been a Director of the Company since August 1996 and President of Information Technology Services since April 1996 and before that had been Executive Vice President of the Company since February 1991. From 1988 to 1991, he was a Vice President of the Company. From 1984 to 1987, he was a Brigadier General in the Air Force responsible for management of the integration and test of the DOD's Integrated Tactical Warning and Attack Assessment System.

     George S. Sebestyen was President of CTASS, a company he founded in 1978. Prior to 1978, Dr. Sebestyen was Vice President and General Manager of the Navy Systems and Advanced Projects Division of the Boeing Aerospace Company.

     Gregory H. Wagner has been Executive Vice President and Chief Financial Officer and Treasurer of the Company since November 1992. From 1988 to 1992, he was Vice President of Finance of the Company. Mr. Wagner was previously employed with Martin Marietta Aerospace for ten years in various positions, most recently as Director of Business Management.

     Terry J. Piddington has been Executive Vice President of the Company since February 1987. From 1985 to 1987, he was a Vice President of the Company's Systems Engineering Services Division.

     Emanuel J. Fthenakis was a Director of the Company from August 1992 until January 1997. From 1971 to 1991, he was employed by Fairchild Industries, serving as CEO from 1985 to 1991 and Chairman of the Board from 1986 to 1991. Mr. Fthenakis has been President of CEF Corporation since its inception in August 1977. Since 1991, the Company has had a consulting agreement with CEF Corporation.

     Harvey D. Kushner has been a Director of the Company since July 1989. Mr. Kushner formed Kushner Management Planning Corporation in 1988 which is a professional services firm advising in management, business and technology development. From 1987 to 1988, he was an officer of Atlantic Research Corporation. Prior to 1987, Mr. Kushner had been employed by the ORI Group for 33 years, having served as Chairman of the Board of Directors, Chief Executive Officer, and President for 20 years.

     George W. Morgenthaler has been a Director of the Company since August 1991. From 1986 to the present, he has served on the faculty of the University of Colorado at Boulder as Professor, Aerospace Engineering Sciences. He previously served four years as Department Chairman and Associate Dean of the College of Engineering and Applied Science. From 1960 to 1986, he was with Martin Marietta; his last position was as Vice President of Energy, Technology and Special Products. He is on the Board of Directors of Dynamic Materials Corp., a NASDAQ company.

     James M. Papada, III has been a Director of the Company since August 1996. Since prior to 1991, he has been a senior partner in the corporate department of the law firm of Stradley, Ronon, Stevens & Young, a limited liability partnership in Philadelphia, Pennsylvania, specializing in merger and acquisition transactions. He is also the Chairman of the Board of Technitrol, Inc., a multi-national, diversified manufacturing company listed on the New York Stock Exchange. He is also a Director of ParaChem Southern, Inc., a manufacturer of specialty chemical products. From February 1983 until December 1987, Mr. Papada was President and Chief Operating Officer of Hordis Brothers, Inc., a privately held glass fabricator.

     Arturo Silvestrini has been a Director of the Company since August 1991. Since November 1991 he has been President and CEO of Earth Observation Satellite Corporation. From 1965 to 1991, he was with Computer Sciences Corporation, most recently as Senior Vice President for European operations.

     John L. Slack has been a Director of the Company since August 1991. From 1977 to 1980, he was Vice President, Command and Information Systems of Martin Marietta. In 1985, he began a systems engineering and professional services firm. Mr. Slack is currently a Director, President and CEO of DBA Systems, Inc.

     John W. Townsend, Jr. was a Director of the Company from August 1991 until January 1997. From 1987 to 1990, he was Director of the National Aeronautics and Space Administration's Goddard Space Flight Center. He was formerly a member of the advisory board of Loral Corporation. Since 1990, Mr. Townsend has acted as a self-employed consultant.

     Executive officers are reviewed annually by the Board of Directors and serve at the pleasure of the Board.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information regarding the compensation for 1996, 1995 and 1994 of the Company's Chief Executive Officer and the four other most highly compensated executive officers in 1996 (the "Executive Officer Group") for services rendered in all capacities to the Company:

                         SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM
                                        ANNUAL COMPENSATION            COMPENSATION

                                                               Other
                                                               Annual       Restricted            All Other
   NAME AND PRINCIPAL                                          Compensation Stock Awards Option   Compensation
POSITION(S)               YEAR       Salary ($)   Bonus ($)    ($)(2)         ($)       Awards(#)     ($)(3)

C.E. Velez                1996       276,743      --           1,870        --           29,505       5,700
(1)President, Chief       1995       253,454      --           1,691        --           --           6,300
Executive Officer and     1994       243,600      93,200       926          --           --           4,500
Chairman of the Board
Ricardo de Bastos(4)      1996       134,616      --           1,441        125,000      51,342       338,960(5)
President-Space and       1995       --           --           --           --           --           --
Telecommunications        1994       --           --           --           --           --           --
Systems and Director
  George S. Sebestyen     1996       198,846      --           3,227        --           21,075       5,700
  President-CTASS         1995       191,219      --           3,008        --           --           169,300(6)
                          1994       181,002      31,500       --           --           --           24,583
  Raymond V. McMillan     1996       182,779      --           2,815        --           89,494       12,180
  President-Informa-      1995       166,385      --           2,616        --           --           16,915
tion Technology           1994       157,500      41,504       599          --           20,000       14,207
Services
  Gregory H. Wagner       1996       167,900      --           856          --           42,914       5,700
  Executive Vice          1995       150,007      --           768          --           --           27,085
President, Chief          1994       147,000      62,595       558          --           --           8,864
Financial Officer and
Treasurer

___________

(1)  Dr. Velez currently has outstanding certain loans from the Company.  See
Item 13. "Certain Relationships and Related Transactions."

(2) Represents long term disability premiums and group life insurance premiums for amounts in excess of $50,000.

(3) Includes amounts of the Company's contributions allocated to participants' accounts pursuant to the Company's 401(k) plan and ESOP, other relocation reimbursements and miscellaneous cash payments pursuant to the Company's cafeteria plan.

(4) Mr. de Bastos joined the Company in April 1996 at an annual salary of $200,000.

(5) Includes $125,000 (after tax) and relocation expense of $131,003 paid in connection with hiring.

(6) Includes payment of $160,000 pursuant to the award of a commercial contract.

OPTION GRANTS DURING 1996

     The following table sets forth information concerning options granted in fiscal 1996 to each member of the Executive Officer Group.


                                               % OF TOTAL
                                            OPTIONS GRANTED
                            OPTIONS         TO EMPLOYEES IN EXERCISE PRICE    EXPIRATION        GRANT DATE
NAME                        GRANTED           FISCAL YEAR      ($/SH)            DATE           VALUE($)(1)
  C.E. Velez                    29,505          11.62%           9.49           3/31/01           112,709
  Ricardo de Bastos             25,000           9.84%           9.49          12/31/06           95,500
                                26,342          10.37%           9.49           6/30/06           100,626
  George S. Sebestyen           21,075           8.30%           9.49           3/31/01           80,506
  Raymond V. McMillan           20,000           7.87%           9.49          12/31/06           76,400
                                25,000           9.84%           9.49           3/31/00           95,500
                                25,000           9.84%           9.49           1/31/01           95,500
                                19,494           7.67%           9.49           3/31/01           74,467
  Gregory H. Wagner             25,000           9.84%           9.49          12/31/06           95,500
                                17,914           7.05%           9.49           3/31/01           68,431

____________

(1) The Company uses the Black-Scholes model to estimate the fair value of options, assuming a risk-free interest rate equal to the 90 day U.S. Treasury Bill rate, expected lives of 5 to 10 years, an expected volatility factor of
 .23 and no expected dividends.

FISCAL YEAR-END OPTION VALUES

     The following table sets forth information concerning the exercise of stock options during fiscal 1996 and the number and value of unexercised stock options held at year end by each member of the Executive Officer Group.

                                                    Number of Securities
                                                    Underlying             Value of Unexercised
                                                    Unexercised            In-the-Money Options
                                                    Options at FY-End           at
                     Shares                             (#)                FY-End ($)(1)
                    Acquired on     Value           Exercisable/           Exercisable/
  NAME              Exercise(#)   Realized($)        UNEXERCISABLE         UNEXERCISABLE
  C.E. Velez         --              --              0/29,505               0/0
  Ricardo de         --              --              8,781/42,561           0/0
  Bastos
  George S.          --              --              0/21,075               0/0
  Sebestyen
  Raymond V.         --              --              5,000/106,494          14,120/2,824
  McMillan
  Gregory H.         73,000          457,122         0/42,914               0/0
  Wagner

___________

(1) There was no public trading market for the Common Stock on December 31, 1996. Accordingly, solely for purposes of this table, the values in this column have been calculated on the basis of an estimated market price of $7.00 per share, less the aggregate exercise price of the options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with regard to the beneficial ownership of the Common Stock as of December 31, 1996 by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director, each executive officer and each member of the Executive Officer Group and (iii) all current directors and executive officers of the Company as a group:


                                       Shares Beneficially    Percent Beneficially
   NAME OF BENEFICIAL OWNER            OWNED (1)              OWNED(2)
  5% Stockholders:
  C.E. Velez                           2,550,000              56.0%
  ESOP                                 514,720                11.3
  B.A. Claussen                        499,796(3)             11.0
  Terry J. Piddington                  241,707                5.3
  Directors and executive officers:
  C.E. Velez                           2,550,000              56.0
  Terry J. Piddington                  241,707                5.3
  George S. Sebestyen                  136,744                3.0
  Gregory H. Wagner                    74,400                 1.6
  Raymond V. McMillan                  22,918(4)              *
  John W. Townsend, Jr.                14,225(5)              *
  George W. Morgenthaler               10,028(6)              *
  John L. Slack                        4,435                  *
  Harvey D. Kushner                    4,073(7)               *
  Ricardo de Bastos                    8,781(8)               *
  Emanuel J. Fthenakis                 0                      *
  James M. Papada, III                 737                    *
  Arturo Silvestrini                   526                    *
  All current directors   and
  executive
    officers as a group (13 persons
    as of December 31, 1996)
                                       3,068,574              67.4%

___________


*    Less than 1%.


(1) Except as otherwise indicated, the persons in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable andsubject to the information contained in the footnotes to this table. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or group to acquire them as of December 31, 1996 are treated as outstanding only for purposes of determining the number of and percent owned by such person or group. All share amounts are exclusive of shares beneficially owned through the ESOP.

(2) The number of shares of Common Stock deemed outstanding as of December 31, 1996 was 4,552,648 shares.

(3) Includes non-qualified options to purchase 100,000 shares of Common Stock granted under the 1991 Plan, which are currently exercisable as of December 31, 1996.

(4)  Includes non-qualified  options to purchase 6,000 shares of Common Stock
granted  under  the  1991  Plan  which   are   currently  exercisable  as  of
December 31, 1996.

(5)  Includes non-qualified options to purchase  3,508 shares of Common Stock
granted  under  the  1991  Plan  which  are  currently  exercisable   as   of
December 31, 1996.

(6)  Includes  non-qualified options to purchase 3,935 shares of Common Stock
granted  under  the   1991   Plan  which  are  currently  exercisable  as  of
December 31, 1996.

(7) Includes non-qualified options to purchase 822 shares of Common Stock granted under the 1991 Plan which are currently exercisable as of December 31, 1996.

(8) Includes non-qualified options to purchase 8,781 shares of Common Stock granted under the 1991 Plan which are currently exercisable as of December 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1995, the Company discontinued the operations of its Simulation Systems Division, which manufactured aircraft flight simulators for sale or lease. The assets of the division consisted primarily of a cockpit flight simulator and various fixed assets, which had an aggregate value of $3.1 million, net of accumulated depreciation. These assets were sold on September 1, 1995 to a company principally owned by Mr. Claussen, one of the Company's principal stockholders, for two notes secured by the assets with an aggregate principal amount of $2.2 million, bearing interest at the Company's borrowing rate which has ranged between 6.00% and 7.75% per annum, and a 15% minority interest in the entity purchasing the division, which has been assigned a value of $0.2 million. In March 1991, the Company made a loan to Mr. Claussen of $368,623 for the purchase of his new residence. The interest rate on this loan varied from 4.69% to 7.75% per annum and equaled the interest rate on the Company's revolving line of credit under the Credit Facility. Mr. Claussen paid all outstanding principal and accrued interest on the loan in January 1996.

     Between May 1993 and July 1995, the Company made loans aggregating $500,000 to Dr. Velez for the purchase and construction of a new residence, evidenced by a revolving promissory note due August 2000 bearing interest at the same rates applicable to the Company under its Credit Facility, which have ranged between 6.00% and 7.75% per annum. Interest on this loan is payable annually in July of each year and has been paid in cash and, in 1996, with the consent of the Company, in the form of a $43,000 promissory note due February 19, 1997, bearing interest at the same rate as the revolving promissory note. Both notes are secured by a pledge of shares of Common Stock owned by Dr. Velez. At the direction of the Board of Directors on March 10, 1997, both notes were consolidated into one note, payable on demand, on or before August 2000, with interest payable in annual installments from the date of the note at the same rates paid by the Company.

                              PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(A) CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES: PAGE

     Report of Independent Auditors                     F-1

     Consolidated Balance Sheets                        F-2

     Consolidated Statements of Operations              F-3

     Consolidated Statements of Stockholders' Equity    F-4

     Consolidated Statements of Cash Flows              F-5

     Notes to Consolidated Financial Statements         F-6

     Financial Statement Schedules:

          Schedule II - Valuation and Qualifying
                         Accounts and Reserves          F-28

     All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

     Exhibits:

          (23a) Consent of Ernst & Young LLP            F-29


14(B) REPORTS ON FORM 8-K.

     There were no reports on Form 8-K filed during the fourth quarter of 1996.

14(C) FINANCIAL DATA SCHEDULE

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
CTA INCORPORATED

     We have audited the accompanying consolidated balance sheets of CTA INCORPORATED and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CTA INCORPORATED and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                   /s/Ernst & Young LLP

Washington, D.C.
March 26, 1997

                    CTA INCORPORATED
               CONSOLIDATED BALANCE SHEETS
          (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                       DECEMBER 31,
                                   ----------------------
                                      1995        1996
                                  ----------  -----------
                    ASSETS

Current assets:
  Cash and cash equivalents....    $     235   $       16
  Accounts receivable (Notes 1
   and 3)......................       58,586       62,327
  Other current assets
     (Note 4).................         3,697        4,228
  Recoverable income taxes
  (Note 10)....................        2,521        3,537
                                   ----------     ---------
Total current assets...........       65,039       70,108
                                   ----------     ---------
Furniture and equipment (Notes 1
 and 4).........................      21,301      26,148
  Accumulated depreciation and
   amortization.................     (14,517)    (16,073)
                                   ----------   ---------
                                       6,784      10,075
                                   ----------   ---------
Costs in excess of net assets
acquired (Note 1)...............       5,633       5,048
Other assets (Notes 1, 4, 6
 and 10)........................       6,812       7,459
GEMnet investment (Note 5)......       7,262        --
                                   ----------    --------
Total assets....................  $   91,530  $   92,690
                                   ----------    --------
                                   ----------    --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable--line of credit
 (Note 7).......................   $  16,324    $   28,335
  Accounts payable..............      13,910        15,718
  Accrued expenses (Note 4).....       4,804         4,041
  Excess of billings over costs
  and contract prepayments......       4,603         6,159
  Other current liabilities.....         293           757
  Acquisition notes payable--
  current (Note 2)..............         750          --
  Deferred income taxes (Note 10)      4,642         1,377
                                   ----------    ----------
Total current liabilities.......      45,326        56,387
                                   ----------    ----------
Subordinated notes payable
  (Note 7)......................      15,000        15,000
Other long-term liabilities.....       2,431         3,510

Commitments and contingencies
  (Notes 7 and 12)..............       --             --

Stockholders' equity (Note 9):
  Preferred stock, $1.00 par value,
     1,000,000 shares authorized
     and none  issued...........       --             --
  Common stock, $.01 par value,
     20,000,000 shares authorized
     and 5,000,000 issued.......          50            50
  Capital in excess of par value       9,023         7,993
  Retained earnings.............      25,587        14,550
                                   ----------    -----------
                                      34,660        22,593
  Notes receivable from employees      --             (698)
  Treasury stock, at cost
     (660,554 shares in 1995 and
      447,352 shares in 1996)...      (5,887)       (4,102)
                                   ----------    -----------
Total stockholders' equity......      28,773        17,793
                                   ----------    -----------
Total liabilities and
  stockholders' equity..........  $   91,530      $ 92,690
                                   ----------    -----------
                                   ----------    -----------

              See accompanying notes.

                           CTA INCORPORATED
                CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                    YEAR ENDED DECEMBER 31,
                                    -----------------------
                                     1994     1995     1996
                                   -------  -------  -------

Contract revenues................ $143,071 $217,007 $179,703
Cost of contract revenues........  121,675  196,656  170,706
Selling, general and
  administrative expenses........    8,950    9,798    9,194
Other expenses...................      833      318   12,355
                                   -------  -------  -------
Operating profit (loss)..........   11,613   10,235  (12,552)
Interest expense.................    3,627    4,116    4,235
                                   -------  -------  -------
Income (loss) before income taxes    7,986    6,119   (6,787)
Income taxes (benefit) (Note 10).    3,434    2,448   (5,750)
                                   -------  -------  -------
Income (loss) from continuing
  operations.....................    4,552    3,671  (11,037)
Loss from discontinued operations,
 net of income taxes (Note 13)...      (93)  (1,725)   --
                                   -------  -------- -------
Net income (loss)................ $  4,459 $  1,946 $(11,037)
                                   -------  -------- -------
                                   -------  -------- -------
Earnings (loss) per share:
  Continuing operations.......... $   .95  $   .78  $ (2.49)
  Discontinued operations........    (.02)    (.37)     --
                                   -------  -------- -------
Earnings (loss) per share........ $   .93  $   .41  $ (2.49)
                                   -------  -------- -------
                                   -------  -------- -------

Weighted average shares
  outstanding...................4,783,333 4,709,268 4,437,543
                                --------- --------- --------
                                --------- --------- --------

                     See accompanying notes.

                               CTA INCORPORATED
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT FOR SHARE DATA)

             COMMON STOCK                      NOTES
             ------------ CAPITAL IN        RECEIVABLE TREASURY STOCK
                     PAR  EXCESS OF RETAINED   FROM    --------------
             SHARES VALUE PAR VALUE EARNINGS EMPLOYEES SHARES   COST
             ------ ----- --------- -------- --------- ------  -----
Balance,
 January 1,
 1994..... 5,000,000 $ 50  $ 8,098  $ 19,182  $  --   474,190 $2,913
Purchase of
 treasury
 stock....     --      --     --       --        --   397,573  3,486
Sale of
 treasury
 stock....     --      --      121     --        --   (74,304)  (528)
Issuance of
 stock for
 acquisition
 (Note 2)...   --      --      156     --        --   (57,293)  (344)
Exercise of
 stock
 options       --      --       18     --        --   (31,800)  (142)
Sale of
 treasury
 stock to ESOP
 (Note 8)....  --      --      109     --        --   (40,000)  (240)
Sale of
 treasury
 stock to
 401(k) plan
 (Note 8)....  --      --      218     --        --   (70,000)  (306)
Purchase of
 treasury
 stock from
 ESOP (Note 8) --      --     --       --        --    30,000    269
Compensatory
 issuance
 of common
 stock to
 employees/
 directors..   --      --      202     --        --   (74,181)  (445)
Net income..   --      --     --      4,459      --     --      --
             ------ -----     -----   -----   ------   ------   ------
Balance at
 December 31,
 1994.....  5,000,000  50    8,922   23,641      --   554,185   4,663

Purchase of
 treasury
 stock.....    --     --     --       --        --      73,842  684
Exercise of
 stock
 options...   --       --      (46)    --        --  (39,500)   (283)
Issuance of
stock for
 acquisition
 notes
 payable
 (Note 2)...  --       --       89     --        --  (39,936)   (286)
Purchase of
 treasury
 stock from
 ESOP(Note 8) --       --       --     --        --  138,100   1,296
Compensatory
 issuance
 of common
 stock to
 employees/
 directors..  --       --       58     --        --  (26,137)   (187)
Net income..  --       --       --   1,946       --    --        --
           -------   -----   -----   -----     -----  ------   ------
Balance at
 December 31,
 1995...... 5,000,000   50   9,023  25,587       --  660,554   5,887

Purchase of
 treasury
 stock.....    --       --    --     --          --   62,684     590
Sale of
 treasury
 stock.....    --       --       8   --          --   (3,913)    (28)
Exercise of
 stock
 options...    --       --  (1,452)  --          -- (224,670) (1,935)
Tax benefit of
 non-qualified
 stock options
 exercised...  --       --     377   --          --    --      --
Issuance of
 stock for
 acquisition
 notes
 payable
 (Note 2)...   --       --      30   --          --  (39,515)  (345)
Issuance of
 stock to
 employees
 for notes
 receivable.   --    --      --        --        698     --      --
Compensatory
 issuance
 of common
 stock to
 employees/
 directors..   --    --          7     --        --   (7,788)   (67)
Net (loss)..   --    --      --     (11,037)     --      --      --
            ------- ----- --------- -------- ------- -------  ------
Balance at
 December 31,
 1996..... 5,000,000 $ 50 $ 7,993   $14,550    $ 698 447,352 $4,102
           --------- ---- --------- -------- ------- ------- -------
           --------- ---- --------- -------- ------- ------- -------

                            See accompanying notes.

                    CTA INCORPORATED
           CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (IN THOUSANDS)

                                        YEAR ENDED DECEMBER 31,
                                       ------------------------
                                        1994     1995     1996
                                       ------   ------   ------
OPERATING ACTIVITIES
Net income (loss).................... $ 4,459  $ 1,946  $(11,037)
 Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
Loss on disposal of SIM..............    --        718      --
 Depreciation and amortization:
 Furniture and equipment.............   2,418    2,877     3,734
 Capitalized software development
  costs..............................    --        131     1,108
 Other non-current assets............     605      610     1,018
 Deferred lease incentives...........    (832)    (382)     (292)
Provision for receivable allowances..    (236)    (990)      300
Accrued interest on subordinated debt   1,005    1,063     1,034
Other non cash expenses..............     738      432        (8)
Changes in assets and liabilities:
 Accounts receivable.................  (8,181)    (233)   (4,106)
 Recoverable income taxes............     808   (2,707)     (639)
 Other assets........................    (449)     933    (2,353)
 GEMnet investment...................  (6,251)  (1,011)    6,437
 Accounts payable and accrued expenses    973    5,089     1,595
 Excess of billings over costs and
  contract prepayments...............   7,990   (4,816)    1,556
  Deferred income taxes, net.........  (1,660)  (1,299)   (3,900)
                                       -------  -------   -------
Net cash provided by (used in)
 operating activities................   1,387    2,361    (5,553)
                                       -------  -------   -------
INVESTING ACTIVITIES
Investments in furniture and equipment (5,072)  (4,327)   (6,469)
Capitalized computer software........    (846)    (832)      (87)
Acquisition of subsidiaries..........    (500)    --        --
Other................................    --       --         351
                                       -------  -------   -------
Net cash used in investing activities  (6,418)  (5,159)   (6,205)
                                       -------  -------   -------
FINANCING ACTIVITIES
Net borrowings under bank line of
 credit agreement....................  12,109    1,324    12,011
Repayment of acquisition notes.......  (2,643)    (375)     (375)
Proceeds from deferred lease
 incentives..........................     150      150       315
Purchase of treasury stock...........  (3,755)  (1,980)    (458)
Proceeds from exercise of stock
 options.............................     160       12       10
Sale of treasury stock to ESOP and
 401(k) plan.........................     873     --        --
Other treasury stock sales...........     649     --         36
                                       ------   ------   ------
Net cash provided by (used in)
 financing activities................   7,543     (869)  11,539
                                       ------   ------   ------
Net increase (decrease) in cash and
 cash equivalents....................   2,512   (3,667)    (219)
Cash and cash equivalents at beginning
 of period...........................   1,390    3,902      235
                                       ------   -------  ------
Cash and cash equivalents at end of
 period.............................. $ 3,902  $   235   $   16
                                       ------   -------  ------
                                       ------   -------  ------
SUPPLEMENTAL INFORMATION
Cash paid during the year for:
  Income taxes....................... $ 3,698  $ 5,115  $   226
                                       ------   -------  ------
                                       ------   -------  ------
  Interest........................... $ 2,638  $ 2,863  $ 2,836
                                       ------   -------  ------
                                       ------   -------  ------
Noncash investing and financing activities:
  Investment in EarthWatch........... $  --    $  --    $ 2,038
                                       ------   -------  ------
                                       ------   -------  ------
  Conversion of note to common stock. $  --    $    375 $   375
                                       ------   -------  ------
                                       ------   -------  ------
  Common stock issued for notes...... $  --    $    225 $   473
                                       ------   -------  ------
                                       ------   -------  ------
  Purchase of minority interest of
   CTA Space Systems (Note 2):
    Common stock acquired............ $ 2,500  $  --    $  --
    Payment in CTA common stock......    (500)    --       --
    Cash payments....................    (500)    --       --
                                       ------   -------  ------
    Acquisition financing provided by
     seller.......................... $ 1,500  $  --    $  --
                                       ------   -------  ------
                                       ------   -------  ------

                   See accompanying notes.

                     CTA INCORPORATED

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1996

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

     CTA INCORPORATED (the "Company") provides diversified professional and technical services to the aerospace and defense communities and other governmental customers in the areas of systems engineering, software development, and high-performance embedded systems development. The Company also develops and manufactures satellites, satellite ground systems and sensor systems. During 1995, the Company disposed of its aircraft simulation systems business.

LIQUIDITY

     The Company's cash flow during 1996 and the first quarter of 1997 has been adversely impacted by a combination of operating losses and a significant increase in accounts receivable not billable until certain contract milestones are reached. The Company expects its liquidity to improve substantially in the second quarter of 1997 upon completion of testing and customer acceptance of its Indostar-1 direct broadcast satellite for a commercial customer in Indonesia. A delay in satisfaction of contract milestones or approval for payment by the customer could have a material adverse effect on the Company's liquidity.

     The Company has been unable to comply with certain of the original financial covenants of its bank credit facility and subordinated debt agreements since March 31, 1996, due to operating losses incurred. The Company and its bank have agreed to modifications of the covenants through the original maturity of the credit facility on December 9, 1996 and have since agreed to extensions of the credit facility through June 9, 1997 at negotiated terms that include, among other things, a waiver of the financial covenants at December 31, 1996, relaxed covenants for the quarter ending March 31, 1997 and a higher effective interest rate. The Company and the holders of its subordinated debt have agreed to waivers of certain of the financial covenants through December 31, 1997, in exchange for a higher interest rate, the extent of which is based on whether the Company raises new equity capital by June 30, 1997. The Company believes it has good relationships with its lenders and that the lenders will continue to work with the Company. While the Company anticipates that it will be able to enter into a new credit facility that includes a long term revolving credit

                    CTA INCORPORATED

                    DECEMBER 31, 1996

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

commitment, the inability of the Company to renew its existing credit facility or to obtain a replacement credit facility on the same or similar terms could have a material adverse effect on the Company's liquidity, financial condition and results of operations.

     The Company is pursuing various financing alternatives, including raising additional equity capital, and, if necessary, would consider other alternatives such as disposal of assets. Management believes additional capital is needed to fund its planned strategic initiatives and growth objectives.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, in particular, estimates of contract cost and revenues used in the earnings recognition process. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

FURNITURE AND EQUIPMENT

     Furniture and equipment are carried at cost. Depreciation is computed based upon accelerated methods using estimated useful lives of three to ten years. Leasehold improvements are amortized on a straight-line basis over the terms of the leases, which range from one to ten years. Purchased computer software used by the Company is amortized on a straight-line basis over a three-year period.

                    CTA INCORPORATED

                    DECEMBER 31, 1996

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COSTS IN EXCESS OF NET ASSETS ACQUIRED

     Costs in excess of net assets are amortized on a straight-line basis over periods of 5 to 15 years. Accumulated amortization at December 31, 1995 and 1996 was $2,205,000 and $2,790,000, respectively.

CAPITALIZED COMPUTER SOFTWARE COSTS

     Included in other assets at December 31, 1995 and 1996 are costs to develop software to be marketed to third parties of $1,547,000 and $525,000, respectively, net of accumulated amortization. The amount of software development costs capitalized in 1994, 1995 and 1996 was $846,000, $832,000 and $87,000, respectively. Amortization of capitalized software costs is provided on a product-by-product basis at the greater of the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or the straight-line method over the estimated economic life of the product. An original economic life of five years is assigned to capitalized computer software development costs. Amortization expense was $ 0, $131,000 and $1,108,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

CONTRACT REVENUES AND RELATED CONTRACT COSTS

     Revenues result from services performed for the U.S. government and commercial customers under a variety of long-term contracts and subcontracts, some of which provide for reimbursement of costs plus fixed fees and/or award fees, and others which are fixed-price type. Revenues on cost-type contracts are recognized as costs are incurred on the basis of direct costs plus allowable indirect expenses and an allocable portion of a fixed fee. Award fees on cost-type contracts are recognized as earned. Revenues on fixed-price type contracts are recognized using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion. Estimated contract revenue at completion includes contract incentive fees at estimated realizable amounts. Revenues from time and materials contracts are recognized based on hours worked at amounts represented by the agreed-upon billing amounts. Costs are recognized on the percentage-of-completion method of accounting based on the total estimated cost at completion.

                    CTA INCORPORATED

                    DECEMBER 31, 1996

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. The effect of these adjustments could be material to interim or annual operating results. The Company provides for anticipated losses, if any, on contracts and allowances for receivables during the period in which they are first identified. A cumulative effect adjustment for refinements in profit estimates on contracts in process at the beginning of the year favorably impacted fourth quarter 1994 profitability on contracts by approximately $1.0 million. During the first quarter of 1996, the Company recorded adjustments to the profitability of the Indostar and Eastern Zone contracts that reduced operating profit by $5.0 million. These adjustments resulted from the Company's periodic reviews of contract financial status performed in the ordinary course of business.

     Contract costs, including indirect costs for cost-type contracts, are subject to audit by government representatives. Such audits have been completed through 1991. Management believes that any adjustments resulting from determinations for subsequent periods and contract close-outs will not have a significant impact on the Company's consolidated financial position or results of operations.

RESEARCH AND DEVELOPMENT COSTS

     The Company has included in selling, general and administrative expenses total independent research and development costs of approximately $890,000, $2,587,000 and $1,014,000 for the years ended December 31, 1994, 1995, and
1996, respectively.

STOCK-BASED  COMPENSATION

     Compensation expense is recognized for stock options and other stock grants to the extent the exercise price is less than the fair market value of the Company's common stock at the date of grant.

                    CTA INCORPORATED

                    DECEMBER 31, 1996

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


EARNINGS PER SHARE

     Earnings per share is computed based on the weighted average number of common and common equivalent shares outstanding, including shares owned by the Company's employee stock ownership plan. Stock options are considered to be common equivalent shares when dilutive.

NEW ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," effective January 1, 1996. SFAS No. 121 requires that certain long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, SFAS No. 121 requires that certain long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The effect of adopting SFAS No. 121 was not significant.

     The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" in 1996. While SFAS No. 123 established financial accounting and reporting standards for stock-based employee compensation plans using a fair value method of accounting, it allows companies to continue to measure compensation cost for those plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Should a company choose not to change its accounting method, it must disclose the pro forma effect on net earnings and earnings per share as if the fair value method had been adopted. The Company will continue its present APB Opinion No. 25 accounting treatment for stock-based compensation.

RECLASSIFICATIONS

     Certain prior year balances have been reclassified to conform with the current period presentation.

                    CTA INCORPORATED

                    DECEMBER 31, 1996

2. ACQUISITION

     In July 1992, the Company acquired a 79% interest in CTA Space Systems (CTASS) for $10.3 million, $4.9 million of which was paid in cash with the remainder financed by the selling shareholders at an imputed interest rate of 8.5% per annum. Principal payments on the acquisition notes of $3.0 million and $2.4 million were paid in July 1993 and July 1994, respectively. In July 1994, the Company acquired the remaining CTASS common stock for $2.5 million, payable 50% in cash and 50% in the Company's common stock. The Company paid the cash portion with payments of $500,000, $375,000 and $375,000 in 1994, 1995 and 1996, respectively, and the common stock portion with issuances of 57,293 shares in 1994, 39,936 shares in 1995 and 39,515 shares in 1996. The number of shares of common stock issued as payment were based on the then current fair market value of the common stock.

3. ACCOUNTS RECEIVABLE

                                            DECEMBER 31,
                                            -----------
                                           1995     1996
                                          ------   ------
                                           (IN THOUSANDS)
Accounts receivable:
  U.S. Government:
     Billed.......................      $ 41,624  $ 33,578
     Unbilled:
      Contracts in progress.......        10,373     8,474
      Amounts awaiting contractual
       coverage...................         5,823     4,717
      Revenue awaiting government
       approval of final indirect
        rates or contract close-
        out.......................         1,138     1,360
  Commercial customers:
     Billed.......................          --       2,202
     Unbilled:
      Contracts in progress.......         2,328    15,104
                                         --------  --------
                                          61,286    65,435
Less allowances...................        (2,700)   (3,108)
                                         --------  --------
                                        $ 58,586  $ 62,327
                                         --------  --------
                                         --------  --------

                              F-11

                    CTA INCORPORATED

                    DECEMBER 31, 1996

3. ACCOUNTS RECEIVABLE (CONTINUED)

     Contracts in progress consist primarily of revenues on long-term contracts that have been recognized under the percentage-of-completion method for accounting purposes but not billed to customers. These amounts generally will be billable upon product delivery or satisfaction of other contract requirements.

     Amounts awaiting contractual coverage include amounts for which the Company expects to obtain the necessary contract modifications in the normal course of business. At December 31, 1995 and 1996, approximately $1.6 million and $2.9 million respectively, is related to situations where disputes regarding the extent of contractual coverage have resulted in legal actions or formal claims. The Company has provided allowances that it believes adequately provide for the resolution of these and other matters. The Company expects to realize substantially all billed and unbilled receivables within one year.


4. COMPOSITION OF CERTAIN FINANCIAL STATEMENT BALANCES

                                             DECEMBER 31,
                                            -------------
                                            1995     1996
                                           ------   ------
                                            (IN THOUSANDS)
Other current assets:
  Receivables from employees and
   stockholders (Note 11)............... $   849   $ 1,175
  Other.................................   2,848     3,053
                                          ------   -------
                                         $ 3,697   $ 4,228
                                          ------   -------
                                          ------   -------

                    CTA INCORPORATED

                    DECEMBER 31, 1996

4. COMPOSITION OF CERTAIN FINANCIAL STATEMENT
    BALANCES (CONTINUED)

                                             DECEMBER 31,
                                            -------------
                                            1995     1996
                                           ------   ------
                                            (IN THOUSANDS)
Furniture and equipment:
  Data processing equipment............. $ 9,764   $ 9,433
  Office furniture and equipment........   8,586     8,431
  Manufacturing and test equipment......   1,654     6,048
  Other equipment.......................     207       959
  Leasehold improvements................   1,090     1,277
                                          ------   -------
                                          21,301    26,148
  Accumulated depreciation and
   amortization......................... (14,517)  (16,073)
                                          ------   --------
                                         $ 6,784  $ 10,075
                                          ------   --------
                                          ------   --------
Other assets:
  Investment in and notes receivable
   from SIM (Note 13)................... $ 2,370  $  2,138
  Investment in EarthWatch (Note 6).....    --       2,038
  Capitalized software costs, net.......   1,547       525
  Deferred tax asset (Note 10)..........     750     1,385
  Other.................................   2,145     1,373
                                          ------   --------
                                         $ 6,812  $  7,459
                                          ------   --------
                                          ------   --------
Accrued expenses:
  Salaries and incentives............... $ 3,664  $  3,608
  Employee benefit plans................     492       147
  Other.................................     648       286
                                          ------   --------
                                         $ 4,804  $  4,041
                                          ------   --------
                                          ------   --------

                    CTA INCORPORATED

                    DECEMBER 31, 1996

5. GEMnet INVESTMENT

     In 1994, the Company began an initiative to enter the wireless global data communications market through development and construction of its low earth orbit (LEO) satellite, GEMnet. Construction of this satellite was completed in 1995 but the satellite was destroyed because of a failure of the launch vehicle. The Company recovered $6.1 million of insurance proceeds related to the launch failure which were applied against program costs incurred. The remaining GEMnet assets consisted primarily of satellite software and ground station and other equipment. The Company intended to utilize these assets in the future development of a LEO satellite constellation or to invest them in a joint venture which would continue to pursue the Company's global data communications initiatives.

     The development of the GEMnet satellite and the full satellite system requires capital in excess of that committed or currently available to the Company. During 1996, the Company was unable to raise the additional capital necessary to proceed with the program at this time. Due to technological advances, it is not certain at this time that the same technology would be utilized in the program. The ultimate recoverability of the expenditures incurred to date and any future investments in GEMnet depends on various factors, including the success of the Company's efforts to obtain licenses needed to operate the satellite system, the ability to finance development of the satellite system, and the ability to develop sufficient business to support profitable operations. Based on these uncertainties, the Company, in the fourth quarter of 1996, wrote off $6.4 million of its previous investment in GEMnet, which is included in other expenses in the accompanying statements of operations, and transferred the remaining assets to furniture and equipment for use in other programs.

6. INVESTMENT IN EarthWatch

     In May 1994, the Company entered into an agreement with EarthWatch, Inc. ("EarthWatch") pursuant to which it is manufacturing two remote sensing satellites. Total consideration under the fixed-price portion of this contract consists of $4.0 million in cash and 1,018,750 shares of EarthWatch preferred stock valued at $4.00 per share which is convertible into approximately 4.7 percent of EarthWatch's fully diluted equity as of December 31, 1996. Other assets at December 31, 1996

                    CTA INCORPORATED

                    DECEMBER 31, 1996

6. INVESTMENT IN EarthWatch (CONTINUED)

include 509,374 shares of such stock, carried at a cost basis of $2.0 million, received in 1996 as a milestone payment under the contract with EarthWatch. The remaining milestone payments payable in EarthWatch preferred stock are 254,687 shares to be issued upon delivery of the first satellite and 254,689 shares to be issued upon delivery of the second satellite.

7. NOTES PAYABLE AND SUBORDINATED DEBT

BANK DEBT

     In December 1993, the Company and its subsidiaries entered into an agreement with a bank for a revolving credit facility providing the availability to borrow up to $30,000,000, which includes a facility for letters of credit up to $10,000,000. The revolving line of credit expired on December 9, 1996 but has been extended until June 9, 1997. The current arrangement provides an additional credit facility of $4,500,000 that is reduced or eliminated upon collection of certain amounts on the Indostar contract, completion of one or more private equity placements or at specified dates through June 9, 1997.

     At  December  31,  1995 and 1996, there was $16,324,000 and $28,335,000, respectively, outstanding under the credit facility. Borrowings under the credit facility are secured by substantially all of the Company's assets and bear interest at either the lender's prime rate or LIBOR plus 1.25%, at the Company's discretion. The weighted average rate in effect for short-term borrowings at December 31, 1995 and 1996 was approximately 7.6%, and 6.8%, respectively. Under the agreement, the Company pays an annual commitment fee on the unused credit line and an annual administration fee on the total revolving credit line. See additional discussion in Note 1 under "Liquidity."

SUBORDINATED DEBT

     In December 1993, the Company entered into a note purchase agreement (the "Notes Agreement") providing for $15,000,000 aggregate principal amount of unsecured, senior subordinated notes (the "Notes"). The Notes bear interest at 12.0% per annum (13.0% effective April 1, 1996), payable quarterly. The Notes may be prepaid at any time beginning in 1997, subject to a

                    CTA INCORPORATED

                    DECEMBER 31, 1996

7. NOTES PAYABLE AND SUBORDINATED DEBT(CONTINUED)

premium starting at 6.86% and declining annually to zero at maturity of the Notes in 2001. These premiums are subject to reduction to 50% of the premium otherwise payable if made after the occurrence of a "Qualifying Sale" of the Company's common stock as defined by the Notes Agreement. The Company is required at the election of the holder to repurchase the Notes at the unpaid principal amount, plus accrued interest, at the occurrence of a transaction which results in a change in control of ownership of the Company or a "Qualifying Sale" of the Company's common stock as defined by the Notes Agreement.

     The Notes also provide for payment of contingent interest over and above the 13.0% fixed rate upon the occurrence of a change of control in ownership of the Company, sales of the Company's common stock by the Company or its shareholders as defined in the Notes Agreement as a "Qualifying Sale" or a "Secondary Sale to the public," or at December 31, 1998, at the election of the holders of the Notes. If no Qualifying Sale or change of control has occurred, the ultimate amount of the contingent interest is based on the greater of amounts resulting from several calculations as specified in the Notes Agreement, some of which are based on the market value of the Company's common stock as determined in annual valuations by an appraisal. The contingent interest is intended to approximate 10% of the Company's fair market. The Company recognizes interest expense annually for the pro rata amount of contingent interest estimated to be payable at December 31, 1998.

     Minimum scheduled principal repayments of the Notes commence in 1998 and are as follows: $3,000,000 in 1998 through 1999, $4,000,000 in 2000, and
$5,000,000 in 2001.

     The loan agreements require advance approval by the lenders of payment of dividends. The agreements also include financial covenants which require the Company and subsidiaries to maintain certain financial ratios and provide restrictions on capital expenditures. See additional discussion in Note 1 under "Liquidity."

8. EMPLOYEE BENEFIT PLANS

     Substantially all of the Company's employees are eligible to participate in the Company's employee stock ownership plan

                    CTA INCORPORATED

                    DECEMBER 31, 1996

8. EMPLOYEE BENEFIT PLANS (CONTINUED)

("ESOP"). The ESOP is designed to enable participating employees to share in the growth and prosperity of the Company while providing them with the opportunity to accumulate capital for their future. The ESOP allows only Company contributions, in cash or in common stock, as determined by the Board of Directors. Contributions are proportionately allocated on the basis of each eligible participant's compensation. Employee vesting in benefits ranges from 40% at the end of two years to 100% at the end of four years. Shares of the Company's common stock which may ultimately be distributed by the ESOP to participants carry certain limited provisions for repurchase by the Company. Through December 31, 1996, no shares of the Company's common stock have been distributed by the ESOP. At December 31, 1995 and 1996, the ESOP owned 514,720 shares of the Company's common stock, all of which have been allocated to plan participants.

     The Company and its subsidiaries maintain 401(k) savings plans which allow for Company and employee contributions based upon a percentage of the participating employee's salary. Employee vesting in Company contributions ranges from one to four years. Beginning in 1994, participants could choose to invest their contributions in Company common stock. During 1994, the Company's 401(k) plan acquired 70,000 shares of the Company's treasury stock on behalf of the plan participants. The Company's 401(k) plan owned 70,000 shares of the Company's common stock at December 31, 1995 and 1996.

     Amounts charged to expense under the above plans were $2,077,000, $2,089,000 and $2,024,000 for the years ended December 31, 1994, 1995 and
1996, respectively. The Company currently provides no significant other post retirement benefits.

9. COMMON STOCK AND STOCK OPTIONS

     All of the Company's outstanding shares contain restrictions on transferability. Shares of common stock held by two of the Company's principal stockholders are subject to a buy-sell arrangement with the Company which contains repurchase features under specified circumstances. At December 31, 1996, none of the specified circumstances exist. Certain former participants in a terminated benefit plan hold approximately

                    CTA INCORPORATED

                    DECEMBER 31, 1996

9. COMMON STOCK AND STOCK OPTIONS (CONTINUED)

28,510 shares of the Company's common stock which contain provisions for repurchase by the Company, at the option of those stockholders.

     In December 1991, the Company adopted the 1991 Stock Option and Purchase Plan which reserves 1,300,000 common shares for the granting of incentive or non-qualified stock options or stock purchase rights through 2001. The Compensation Committee of the Board of Directors is authorized to grant options and purchase rights and to establish the respective terms, subject to certain restrictions. Options generally are for terms of 5 to 10 years and provide for vesting periods of 3 years. As of December 31, 1996, options for 580,187 shares are available for grant under this plan.

                                         NUMBER OF SHARES
                                   ----------------------------
                                      YEAR ENDED DECEMBER 31,
                                   ----------------------------
                                    1994       1995        1996
                                   ------     ------      -----
Options outstanding at beginning
 of year (weighted average
 exercise price of $3.95 in 1994,
 $4.16 in 1995 and $3.80 in 1996)  568,190   587,975    467,225
Granted(weighted average exercise
 price of  $8.45 in 1994, $9.36
 in 1995 and $9.49 in 1996).......  56,135    15,250    399,508
Canceled(weighted average exercise
 price $7.17 in 1994, $6.08 in 1995
 and $4.18 in 1996)................ (4,550)  (96,500)    (1,000)
Exercised(weighted average exercise
 price of $5.03 in 1994, $6.01 in
 1995 and $2.15 in 1996)...........(31,800)  (39,500)  (224,670)
                                   -------   -------    -------
Options outstanding at end of year
 (weighted average exercise price
  of $4.16 in 1994, $3.80 in 1995
  and $7.92 in 1996).............. 587,975   467,225    641,063
                                   -------   -------    -------
                                   -------   -------    -------
Options exercisable at end of year
 (weighted average exercise price
  of $3.67 in 1994, $3.33 in 1995
  and $4.96 in 1996).............. 487,093   412,122    195,511
                                   -------   -------    -------
                                   -------   -------    -------

                    CTA INCORPORATED

                    DECEMBER 31, 1996

9. COMMON STOCK AND STOCK OPTIONS (CONTINUED)

     The weighted average grant date fair value of an option granted during the years ended December 31, 1995 and 1996 was $4.06 and $3.82, respectively. The Company uses the Black-Scholes model to estimate the fair values of options, assuming a risk-free interest rate equal to the 90 day U.S. Treasury Bill rate, expected lives of 5 to 10 years, an expected volatility factor of
 .23 and no expected dividends. The Company recognized no compensation expense for stock option grants during the three years in the period ended December 31, 1996.


     RANGE OF EXERCISE PRICES                DECEMBER 31, 1996
     ------------------------                -----------------
      $4.03-$6.01:
       Options outstanding:
          Number of shares.................       179,450
          Weighted average exercise price..         $4.30
          Weighted average remaining
           contractual life (in years).....           2.4
       Options exercisable:
          Number of shares.................       165,450
          Weighted average exercise price..         $4.31
     $7.17-$9.49:
       Options outstanding:
          Number of shares.................       461,613
          Weighted average exercise price..         $9.33
          Weighted average remaining
           contractual life (in years).....           6.4
       Options exercisable:
          Number of shares.................        30,061
          Weighted average exercise price..         $8.50


     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," is applicable only to stock options granted subsequent to December 31, 1994. The pro-forma impact of applying SFAS No. 123 to net income (loss) and related per share amounts was not material for 1995 and 1996. However, the pro forma compensation expense associated with options granted subsequent to December 31, 1994 would generally be recognized over a three year vesting period; therefore, the initial impact of applying SFAS No. 123 on pro forma net income (loss) is not representative of the potential impact on pro forma net income in future years, when the pro forma effect would be fully reflected.

                      CTA INCORPORATED

                     DECEMBER 31, 1996

10. INCOME TAXES

     The provision (benefit) for income taxes attributable to continuing operations consisted of the following components:

                                    YEAR ENDED DECEMBER 31,
                                   ------------------------
                                    1994     1995     1996
                                   ------   ------   ------
                                        (IN THOUSANDS)
Current:
  Federal....................... $ 4,254   $ 3,346  $(1,950)
  State.........................     838       640      100
                                   ------   ------   ------
                                   5,092     3,986   (1,850)
                                   ------   ------   ------
Deferred:
  Federal.......................  (1,531)   (1,345)  (3,400)
  State.........................    (127)     (193)    (500)
                                   ------   ------   ------
                                  (1,658)   (1,538)  (3,900)
                                   ------   ------   ------
                                 $ 3,434   $ 2,448  $(5,750)
                                   ------   ------   ------
                                   ------   ------   ------

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                      CTA INCORPORATED

                     DECEMBER 31, 1996

10. INCOME TAXES (CONTINUED)

                                              DECEMBER 31,
                                             -------------
                                             1995     1996
                                             ----     ----
                                             (IN THOUSANDS)
Current deferred tax liabilities:
  Unbilled receivables................... $ 4,832   $ 5,820
  Change in accounting for tax reporting.     985       --
  Other..................................   2,755       185
                                            -----     -----
                                            8,572     6,005
                                            -----     -----
Current deferred tax assets:
  Contract provisions and allowances.....   2,746     3,707
  Accrued vacation.......................     693       704
  Other .................................     491       217
                                            -----     -----
                                            3,930     4,628
                                            -----     -----
Net current deferred tax liabilities..... $ 4,642  $  1,377
                                            -----     -----
                                            -----     -----
Long-term deferred tax assets (liabilities):
  Accrued interest on subordinated debt   $   818   $ 1,240
  Net operating loss carryforward........     --        504
  Other .................................     (68)      145
                                            -----     -----
                                              750     1,889
   Less: valuation allowance.............     --       (504)
                                            -----     -----
Net long-term deferred tax assets........ $   750  $  1,385
                                            -----     -----
                                            -----     -----

     A reconciliation of income tax expense at the statutory Federal rate to income tax expense related to continuing operations at the Company's effective income tax rate is as follows:

                      CTA INCORPORATED

                     DECEMBER 31, 1996

10. INCOME TAXES (CONTINUED)

                                   YEAR ENDED DECEMBER 31,
                                  ------------------------
                                  1994      1995      1996
                                  ----      ----      ----
                                       (IN THOUSANDS)
Federal income taxes at
 statutory rate............... $ 2,795    $ 2,142  $(5,875)
State income taxes, net of
 Federal tax benefit..........     444        290     (309)
Goodwill amortization.........     212        252      235
Foreign sales corporation (FSC)
 benefit......................     --        (243)     --
Other.........................     (17)         7      199
                                 -----      -----    -----
                               $ 3,434    $ 2,448  $(5,750)
                                 -----      -----    -----
                                 -----      -----    -----

11. TRANSACTIONS WITH RELATED PARTIES

     The Company has made loans to two of its principal stockholders for relocation costs that include the purchase of new residences. The loans were made in exchange for promissory notes and are secured by deeds of trust on residential property. The loans bear interest at the same rates applicable to the Company's revolving line of credit. The remaining indebtedness of approximately $111,000 on one of these loans was paid in January 1996. At December 31, 1995 and 1996, $631,000 and $556,000, respectively, remained outstanding under these loans. The remaining outstanding loan is due on demand.

     The Company has made loans totaling $884,000 to certain officers and employees related to the exercise of options to acquire common stock. Amounts related to the stock exercise price are presented as a reduction of stockholders' equity. The notes are for five years and bear interest at the same rates paid by the Company.

12. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     The Company has operating leases for all of its office space and various computer and office equipment. Most of the office space leases require the Company to pay maintenance and

                      CTA INCORPORATED

                     DECEMBER 31, 1996

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

operating expenses such as taxes, insurance and utilities and also include provisions for renewal. Certain of the leases contain provisions for periodic rate escalations to reflect changes in the consumer price index. Total rent expense for the years ended December 31, 1994, 1995 and 1996 was $5,045,000, $4,602,000 and $4,391,000, respectively.

     At December 31, 1996, total future minimum rental commitments under non-cancelable leases are summarized as follows (in thousands):

               1997.....................  $ 3,650
               1998.....................    3,475
               1999.....................    2,620
               2000.....................    1,125
               2001.....................      275
                                          -------
                                          $11,145
                                          -------
                                          -------

     At December 31, 1996, the Company had a 6.75% limited partnership interest in its corporate headquarters building in Rockville, Maryland that vests up to 9.5% over the life of the lease.

LITIGATION

     In October 1996, a former employee of the Company filed suit against the Company alleging, among other things, breach of contract in connection with a profit sharing agreement. Subsequently, the litigation was stayed by agreement of the parties because the profit sharing agreement called for mandatory and binding arbitration. The Company intends to vigorously defend itself against the claims. However, as the arbitration is in its earliest stages, the Company is unable to predict the outcome or its potential effect on the Company's financial condition or results of operations. There can be no assurance that such arbitration, if adversely determined, would not have a material adverse effect on the Company's financial condition or results of operations.

                     CTA INCORPORATED

                     DECEMBER 31, 1996

12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Company is involved in certain other litigation incidental to its business. Management of the Company, after reviewing developments with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the financial position or future operations of the Company.

13. SALE OF SIMULATION SYSTEMS DIVISION

     In September 1995, the Company entered into an agreement to sell substantially all of the assets of its Simulation Systems Division ("SIM") to a former director and a principal stockholder of the Company and other investors in exchange for two notes secured by the assets of the division with an aggregate principal amount of $2.2 million, bearing interest at the Company's borrowing rate and a 15% minority interest in the purchasing entity, valued at $0.2 million. The assets of the division consisted primarily of a cockpit flight simulator and various fixed assets, which had an aggregate book value of $3.1 million, net of accumulated depreciation. SIM is currently seeking Federal Aviation Administration certification of the simulator to enhance its value. Realization of the investment and notes receivable totaling $570,000 are dependent primarily on the future success of the business and/or the collateral securing the note, while the realization of a note totaling $1,800,000 is dependent on the proceeds from the use or sale of the simulator. The investment and notes receivable are periodically reviewed by management for impairment considering, among other factors, the estimated fair value of the collateral.

DISCONTINUED OPERATIONS

     The consolidated statements of operations exclude sales and expenses of discontinued operations from captions applicable to continuing operations. Net sales of SIM prior to its disposition were $9,720,000 in 1994 and $470,000 in 1995. The loss from operations of the SIM business was $93,000 in 1994 and $1,260,000 in 1995, net of income tax. The 1995 loss from disposal of the business was $465,000, net of income tax. The income tax benefit related to discontinued operations was $72,000 in 1994 and $1,149,000 in 1995.

                     CTA INCORPORATED

                     DECEMBER 31, 1996

14. OTHER INFORMATION

MAJOR CUSTOMERS

     The percentage of contract revenues from U.S. Government customers that comprise 10% or more of total revenues were as follows:


                                        YEAR ENDED DECEMBER 31,
                                        -----------------------
                                        1994     1995     1996
                                        ----     ----     ----
Department of Defense................    36%      31%      35%
National Aeronautics and Space
 Administration......................    --       19%      20%
Department of Transportation.........    16%      --       --
General Services Administration......    11%      --       --

     In addition, 27% and 25% of the Company's total revenues were from a single commercial customer of its space and telecommunications systems segment for the years ended December 31, 1995 and 1996, respectively.

     Revenues recognized from foreign sales were $58,233,000 and $45,465,000, payable in U.S. dollars, during the years ended December 31, 1995 and 1996, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents and notes payable under the Company's line of credit approximate their fair market values. The Company's subordinated notes payable (see Note 7) are not readily marketable. In addition to the fixed 13% interest rate, the Notes provide for the one-time payment of contingent interest based on the market value of the Company's common stock. Management estimates the fair value of the Notes to be approximately $20,000,000 at December 31, 1996, which compares to the approximately $18,000,000 recorded value of the Notes plus the accrued contingent interest to date.

FORMULA FOR DETERMINING FAIR MARKET VALUE OF COMMON STOCK

     In 1991, the Board of Directors of the Company approved the use of a formula for assessing the fair market value of the Company's common stock. Net book value, contract revenues, income from continuing operations, contract margin and weighted average shares outstanding constitute some of the financial statement factors considered in this formula.

                     CTA INCORPORATED

                     DECEMBER 31, 1996

15. BUSINESS SEGMENTS

     The Company operates in three principal business segments: Space and Telecommunications Systems, Information Technology (IT) Services and Mobile Information and Communications Services. The Space and Telecommunications Systems business principally designs and manufactures small low-earth and geosynchronous orbit satellites and related support systems. The Information Technology Services business comprises the Company's historical business base of providing IT services for a variety of customers. The Mobile Information and Communications Services business has been formed to pursue commercial applications of the Company's proprietary technology in innovative IT and space-based or wireless solutions to a variety of applications, including mobile asset tracking and remote fixed asset monitoring. Segment data has been adjusted from previously reported amounts to reflect treatment of the Simulation Systems Division as a discontinued operation and to conform to the current income statement presentation. The following table provides certain financial information for each business segment:

                                        YEAR ENDED DECEMBER 31,
                                        -----------------------
                                        1994     1995     1996
                                        ----     ----     ----
                                            (IN MILLIONS)
Contract revenues:
  Information Technology Services...  $107.5    $109.4   $100.0
  Space and Telecommunications Systems  35.6     107.6     79.7
  Mobile Information and Communications
   Services............................  --        --       --
                                       -----     -----    -----
                                      $143.1    $217.0   $179.7
                                       -----     -----    -----
                                       -----     -----    -----
Operating profit (loss):
  Information Technology Services...  $ 10.6    $  5.9   $  3.1
  Space and Telecommunications Systems   1.8       5.6     (3.6)
  Mobile Information and Communications
   Services............................  --       (1.0)    (8.6)
  Other expenses.......................  (.8)      (.3)    (3.5)
                                       -----     -----    -----
                                      $ 11.6    $ 10.2   $(12.6)
                                       -----     -----    -----
                                       -----     -----    -----

                     CTA INCORPORATED

                     DECEMBER 31, 1996

15. BUSINESS SEGMENTS(CONTINUED)

                                        YEAR ENDED DECEMBER 31,
                                        -----------------------
                                        1994     1995     1996
                                        ----     ----     ----
                                            (IN MILLIONS)
Depreciation and amortization expense:
  Information Technology Services..... $ 1.9    $ 1.6    $ 2.4
  Space and Telecommunications Systems   0.5      1.4      2.0
  Mobile Information and Communications
   Services............................  --       --       0.4

Capital expenditures:
  Information Technology Services..... $ 2.1    $ 1.4    $ 1.0
  Space and Telecommunications Systems   3.0      2.8      5.4
  Mobile Information and Communications
   Services............................  --       0.1      0.1

Identifiable assets:
  Information Technology Services......$29.6    $42.4    $32.8
  Space and Telecommunications Systems  46.2     32.1     51.6
  Mobile Information and Communications
   Services............................  6.3      7.3      0.5
  General corporate assets.............  7.7      9.7      7.8
                                       -----     -----    -----
                                       $89.8    $91.5    $92.7
                                       -----     -----    -----
                                       -----     -----    -----

     The operating profit in 1996 for the Information Technology Services segment was adversely impacted by a $2.6 million adjustment to the profitability of the Eastern Zone contract. The operating loss in 1996 for the Space and Telecommunications Systems segment includes a $2.8 million reduction to the profitability of the Indostar contract. The operating loss in 1996 for the Mobile Information and Communications Services segment includes the write-off of the investment in GEMnet of $6.4 million (see Note
5). Other expenses in 1996 include $0.9 million related to an unsuccessful initial public offering.

                               Schedule II


                             CTA INCORPORATED
                Valuation and Qualifying Accounts and Reserves
                                 ($000)

                     ALLOWANCE FOR DOUBTFUL ACCOUNTS

                   Balance,         Charged to Costs   Charged to                         Balance, End of
                   Beginning OF     and EXPENSES       Other ACCOUNTS                     PERIOD
DESCRIPTION        PERIOD                                              DEDUCTIONS
For the year ended
December 31, 1994

                        $3,926             $520              $0               $756             $3,690
For the year ended
December 31, 1995

                        $3,690             $200             $292             $1,482            $2,700
For the year ended
December 31, 1996

                        $2,700             $300             $108               $0              $3,108

          CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS





     We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-71128) pertaining to the Defined Contribution 401(k) Retirement Plan of CTA INCORPORATED and in the related prospectus of our report dated March 26, 1997, with respect to the consolidated financial statements of CTA INCORPORATED included in the Annual Report (Form 10-K) for the year ended December 31, 1996.

                                   /s/Ernst & Young LLP

Washington, D.C.
March 26, 1997

                         SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CTA INCORPORATED


Date: March 31, 1997               By:/S/ C.E. VELEZ
                                   C.E. Velez
                                   Chairman of the Board
                                   and Chief Executive Officer


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:/S/ C.E. VELEZ
C.E. Velez
Chairman of the Board, President,
 Chief Executive Officer and Director   Date: March 31, 1997


By:/S/ RICARDO DE BASTOS
Ricardo de Bastos
President - Space and
 Telecommunications Systems
 and Director                           Date: March 31, 1997


By:/S/ RAYMOND V. MCMILLAN
Raymond V. McMillan
President - Information Technology
 Services
 and Director                           Date: March 31, 1997


By:/S/ GREGORY H. WAGNER
Gregory H. Wagner
Executive Vice President, Chief
 Financial Officer, Principal
 Accounting Officer and Treasurer       Date: March 31, 1997




By:/S/ HARVEY D. KUSHNER
Harvey D. Kushner
Director                           Date: March 31, 1997


By:/S/ GEORGE W. MORGENTHALER
George W. Morgenthaler
Director                           Date: March 31, 1997


By:/S/ JAMES M. PAPADA, III
James M. Papada, III
Director                           Date: March 31, 1997


By:/S/ ARTURO SILVESTRINI
Arturo Silvestrini
Director                           Date: March 31, 1997


By:/S/ JOHN L. SLACK
John L. Slack
Director                           Date: March 31, 1997


By:/S/ GREGORY H. WAGNER
Gregory H. Wagner
As Attorney-in-Fact                   Date: March 31, 1997