Form 10-Q
period 1997-03-31
CTA INCORPORATED
filed 1997-04-25
CIK 881975

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 33-44510

                               CTA INCORPORATED
            (Exact name of registrant as specified in its charter)

      COLORADO                                 84-0797618
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

6116 EXECUTIVE BOULEVARD, ROCKVILLE, MARYLAND     20852
(Address of principal executive offices)       (Zip Code)

                            (301) 816-1200
       (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of MARCH 31, 1997.

COMMON STOCK, $.01 PAR VALUE                         4,543,207
         (Class)                                  (Number of Shares)

                               CTA INCORPORATED
                                  FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1997

                                    INDEX

                       PART 1. -- FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets
          March 31, 1997 and December 31, 1996

          Consolidated Statements of Operations
          Three months ended March 31, 1997 and 1996

          Condensed Consolidated Statements of Cash Flows
          Three months ended March 31, 1997 and 1996

          Note to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                        PART II. -- OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


                    *    *    *    *    *    *

          Signature

                       PART I. -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                               CTA INCORPORATED
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      ($000's except for share amounts)


                                    DECEMBER 31, 1996   MARCH 31, 1997
                                                        (Unaudited)
       ASSETS
Current assets:
  Cash and cash equivalents                  $16          $1,564
  ACCOUNTS RECEIVABLE, NET                62,327          58,071
  OTHER CURRENT ASSETS                     4,228           3,950
  RECOVERABLE INCOME TAXES                 3,537           3,124

     Total current assets                 70,108          66,709

Furniture and equipment, net              10,075           9,957

COSTS IN EXCESS OF NET ASSETS
 ACQUIRED, NET                             5,048           4,901

Other assets, net                          7,459           7,494


                                         $92,690         $89,061




      See accompanying note to the unaudited condensed consolidated financial statements.

                               CTA INCORPORATED
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      ($000's except for share amounts)

                                    DECEMBER 31, 1996  MARCH 31, 1997
                                                       (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable--line of credit       $28,335         $22,000
     ACCOUNTS PAYABLE                     15,718          15,757
     ACCRUED EXPENSES                      4,041           5,462
     EXCESS OF BILLINGS OVER COSTS
      AND CONTRACT PREPAYMENTS             6,159           7,265
     OTHER CURRENT LIABILITIES               757             757
     CURRENT PORTION OF LONG-TERM DEBT        --             750
     DEFERRED INCOME TAXES                 1,377           1,377

     Total current liabilities            56,387          53,368

     Long-term debt, less current portion 15,000          14,250
     OTHER LONG-TERM LIABILITIES           3,510           3,702

STOCKHOLDERS' EQUITY:
     PREFERRED STOCK, $1.00 PAR VALUE,
      1,000,000 SHARES AUTHORIZED AND
      NONE ISSUED                             --              --
     COMMON STOCK, $.01 PAR VALUE,
      20,000,000 SHARES AUTHORIZED AND
      5,000,000 SHARES ISSUED                 50              50
     CAPITAL IN EXCESS OF PAR VALUE        7,993           7,993
     RETAINED EARNINGS                    14,550          14,588
                                          22,593          22,631
     NOTES RECEIVABLE FROM EMPLOYEES       (698)            (698)
     TREASURY STOCK, AT COST
     (456,793 SHARES IN 1997 AND
     447,352  SHARES IN 1996)             (4,102)         (4,192)

     Total stockholders' equity           17,793          17,741

                                         $92,690         $89,061


      See accompanying note to the unaudited condensed consolidated financial statements.

                         CTA INCORPORATED
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    ($000's Except for Per Share Amounts)
                                 (Unaudited)


                                              Three Months Ended
                                                   MARCH 31,
                                              1996           1997
Contract revenues                          $61,651       $40,834
COST OF CONTRACT REVENUES                   62,379        36,224
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES 3,167         3,081
OTHER EXPENSES                                 167           256
Operating profit (loss)                     (4,062)        1,273
INTEREST EXPENSE                             1,094         1,212
Income (loss) before income taxes           (5,156)           61
INCOME TAXES (BENEFIT)                      (2,217)           23

Net income (loss)                          ($2,939)          $38


Earnings (loss) per share                   ($0.64)        $0.01

Weighted average shares outstanding      4,567,843     4,617,205



      See accompanying note to the unaudited condensed consolidated financial statements.

                               CTA INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   ($000's)
                                 (Unaudited)

                                             Three Months Ended
                                                  MARCH 31,
                                            1996            1997
Operating activities:

     Net income (loss)                    ($2,939)         $  38
     NON-CASH EXPENSES, NET                 1,059          1,203
     CHANGES IN ASSETS AND
      LIABILITIES, NET                       (653)         7,557

     Net cash provided by (used in)
      operating activities                 (2,533)         8,798

Investing activities:

     Investments in furniture
      and equipment                          (711)          (821)

Financing activities:

     Net borrowings (repayments) under
      bank line of credit agreement         3,539         (6,335)
     OTHER FINANCING ACTIVITIES, NET         (415)           (94)

     Net cash provided by (used in)
      financing activities                  3,124         (6,429)

Net increase (decrease) in cash and
 cash equivalents                           ($120)        $1,548






      SEE ACCOMPANYING NOTE TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                 STATEMENTS.

                               CTA INCORPORATED
             NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1.   Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1997 and the results of its operations and its cash flows for the periods ended March 31, 1996 and 1997. The results of operations presented are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

     The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The provision for income taxes in the statements of operations has been computed using the estimated annual effective tax rate expected to be applicable for the full year.

     Certain prior year balances have been reclassed to conform with the current period presentation.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND   ANALYSIS   OF   FINANCIAL  CONDITION
  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following tables set forth certain items in the Company's Statements of Operations as a percentage of contract revenues:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,

                                                          1996               1997
  Contract revenues...........................            100.0%             100.0%
  Cost of contract revenues...................            101.2               88.7
  Selling, general and administrative expenses              5.1                7.5
  Other expenses..............................              0.3                0.6

  Operating profit (loss).....................             (6.6)               3.2
  Interest expense............................              1.8                3.0

  Income (loss) before income taxes...........             (8.4)               0.2
  Provision (benefit) for income taxes........             (3.6)               0.1


  Net income (loss)...........................             (4.8)               0.1%



     The following tables set forth certain items in the Company's Statements of Operations by business segment:

                                                       Three months ended
                                                           MARCH 31,

                                                     1996        1997
                                                  (In thousands of dollars)

  Contract revenues:
   Information Technology Services...              $24,813            $21,702
   Space and Telecommunications
   Systems.........................                 17,774             16,760
     Launch Support..................               19,064              2,372
   Mobile Information and Communications
   Services.........                                 _                  _

                                                   $61,651            $40,834


  Operating profit (loss):
   Information Technology Services...                $(769)            $1,756
   Space and Telecommunications
   Systems.........................                 (2,635)               231
     Launch Support..................                  102                  6
   Mobile Information and Communications
   Services.........                                  (593)              (464)
   Other expenses                                     (167)              (256)

                                                   $(4,062)            $1,273




THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO
     THREE MONTHS ENDED MARCH 31, 1996

     CONTRACT REVENUES. Contract revenues decreased 33.9% to $40.8 million for the three months ended March 31, 1997 from $61.6 million for the three months ended March 31, 1996, as a result of a $3.1 million decrease in IT revenues and a $17.7 million decrease in Space and Telecommunications Systems revenues.

     IT contract revenues decreased 12.5% to $21.7 million in 1997 from $24.8 million in 1996. An increase in IT revenue of $1.7 million on the Nebraska Year 2000 conversion contract and $1.1 million on the Defense Enterprise Integration Services (DEIS) subcontract to Computer Sciences Corporation
(CSC), which are new programs in the 1997 period, was more than offset by the decrease of $3.9 million on the Technical Engineering and Management Support IV (TEMS IV) program at Hanscom Air Force Base and $3.3 million on the Naval Air Weapons Center (NAWC) contracts at China Lake, California

     In the first quarter of 1996, the Company revised its estimates of the full contract value and profitability of its Eastern Zone contract with the GSA, resulting in a reduction in revenues and operating profit of $2.2 million, reflecting the Company's then current estimate of the contract's profit at completion. The Eastern Zone contract incurred significant start-up costs related to the establishment of nine new facilities required for contract performance and to difficulties encountered in cost-effective staffing of the personnel required under the contract. The use of subcontract personnel to fill critical positions resulted in cost overruns.

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

     Total Space and Telecommunications Systems contract revenues in 1997 decreased 48.1% to $19.1 million from $36.8 million in 1996. Space and Telecommunications Systems contract revenues, exclusive of Launch Support, decreased 5.7% to $16.8 million in 1997 from $17.8 million in 1996. An increase of $2.6 million on the TSX-5 contract with the Air Force, which is a new program in the 1997 period, was more than offset by a decrease of $1.6 million on the EarthWatch program and decreases on other Space and Telecommunications Systems contracts. Launch Support contract revenues decreased 87.6% to $2.4 million in 1997 from $19.1 million in 1996, primarily due to $14.1 million in lower revenue as a result of one-time pass-through launch-related costs on the Indostar program and $4.1 million on the NASA SSTI program, offset by an increase of $1.4 million on the TSX-5 contract.

     The Company increased reserves for estimates of costs at program completion on the Indostar program that resulted in a $2.8 million reduction in revenues and operating profit in the first quarter of 1996. The Company increased these reserves to reflect the risks inherent in the integration and test phases of this program. Indostar represents the Company's first GEO satellite effort and the integration and test phase are believed by management to represent a critical element in the remaining portion of the program. In establishing these additional reserves, the Company assessed identifiable cost, schedule and technical risk elements. The Company believes its reserves are adequate to cover potential risks that could arise prior to the expected program completion in mid-1997. There can be no assurance, however, that these reserves will be adequate to cover these risks.

     The Mobile Information Communications Services business recorded no revenues for the three months ended March 31, 1997 or 1996.

      COST OF CONTRACT REVENUES. Cost of contract revenues decreased to $36.2 million, or 88.7% of contract revenues, in 1997 from $63.4 million, or 102.8% of contract revenues, in 1996. This decrease in cost of contract revenues as a percentage of contract revenues resulted primarily from the effect of reserves added to estimates at completion on the Indostar program and changes in the estimated contract value and profitability on the Eastern Zone contract in the first quarter of 1996.

     SG&A. Selling, general and administrative expenses ("SG&A") for 1997 decreased 2.7% to $3.1 million, or 7.5% of contract revenues, from $3.2 million, or 5.1% of contract revenues, in 1996. Improved cost control accounted for the decrease in SG&A in 1997 and reduced revenues accounted for the increase in SG&A as a percentage of contract revenues in 1997.

     OTHER EXPENSES. Other expenses increased to $0.3 million in 1997 from $0.2 million in 1996.

     OPERATING  PROFIT  (LOSS).   The  Company had an operating profit of $1.3
million in 1997 compared to an operating loss of $(4.1) million in 1996.

     INTEREST EXPENSE. Interest expense increased to $1.2 million in 1997 from $1.1 million in 1996 due to higher average balances on the Credit Facility and higher effective interest rates on both the Credit Facility and the subordinated debt.

     PROVISION (BENEFIT) FOR INCOME TAXES. The Company had a $23 thousand tax provision for 1997 compared to a $2.2 million tax benefit for 1996.

     NET INCOME (LOSS). The Company had net income of $38 thousand for the three months ended March 31, 1997 compared to a net loss of $2.9 million for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Operations provided $8.8 million of cash during the first quarter of 1997, primarily from net earnings and non-cash expenses of $1.2 million, the decrease in accounts receivable of $4.2 million and the increase in operating liabilities of $2.8 million. Cash used in investing activiies was $0.8 million for purchases of furniture and equipment. Cash used in financing activities was $6.3 million for net repayments under the bank line of credit agreement and $0.1 million for purchases of treasury stock.

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

     The Company's cash flow during 1996 and the first quarter of 1997 has been adversely impacted by a combination of a lack of significant operating profits, required repayments under the bank line of credit agreement and accounts receivable not billable until certain contract milestones are reached. The Company expects its liquidity to improve substantially in the second quarter of 1997 upon completion of testing and customer acceptance of its Indostar-1 direct broadcast satellite for a commercial customer in Indonesia. A delay in satisfaction of contract milestones or approval for payment by the customer could have a material adverse effect on the Company's liquidity.

     The Company has been unable to comply with certain of the original financial covenants of its bank credit facility and subordinated debt agreements since March 31, 1996, due to operating losses incurred. The Company and its bank have agreed to modifications of the covenants through the original maturity of the credit facility on December 9, 1996 and have since agreed to extensions of the credit facility through June 9, 1997 at negotiated terms that include, among other things, a waiver of the financial covenants at December 31, 1996, relaxed covenants for the quarter ended March 31, 1997 (which the Company has complied with) and a higher effective interest rate. The Company and the holders of its subordinated debt have agreed to waivers of the applicable financial covenants through December 31, 1997 in exchange for a higher interest rate, the extent of which is based on whether the Company raises new equity by June 30, 1997. The Company believes it has good relationships with its lenders and that the lenders will continue to work with the Company as it seeks to improve its financial condition. While the Company anticipates that it will be able to enter into a new credit facility that includes a long term revolving credit commitment, the inability of the Company to renew its existing credit facility or to obtain a replacement credit facility on the same or similar terms could have a material adverse effect on the Company's liquidity, financial condition and results of operations.

     The Company is pursuing various financing alternatives, including raising additional equity capital, and, if necessary, would consider other alternatives such as disposal of assets. The Company's future business requirements and growth plans will require significant additional capital. While the Company believes that working capital, cash flow from operations, and available bank borrowings will provide adequate funds for continued operations and any increased interest costs with respect to borrowings through the end of 1997, additional sources of capital will be required to continue to fund the Company's future business requirements and growth plans, including its strategic initiatives of expanding its Space and Telecommunications Systems and its Mobile Information and Communications Services businesses. Accordingly, the Company expects that it will need to incur additional indebtedness or raise additional equity capital to fund its anticipated growth. There can be no assurance that the Company will be able to obtain such financing on favorable terms or at all.

                        PART II. -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         There were no material developments during the quarterly period ended March 31, 1997. See Item 3 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996 for further discussion of legal proceedings.

ITEM 2.   CHANGES IN SECURITIES

         None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.   OTHER INFORMATION

         None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A) None

          (B) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CTA INCORPORATED



APRIL 25, 1997                     /S/ GREGORY H. WAGNER
                                   Gregory H. Wagner
                                   Executive Vice President,
                                    Chief Financial Officer,
                                    Principal Accounting Officer
                                    and Treasurer