Form 10-Q
period 1997-06-30
CTA INCORPORATED
filed 1997-08-14
CIK 881975

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of JUNE 30, 1997.

COMMON STOCK, $.01 PAR VALUE                         4,543,207
         (Class)                                  (Number of Shares)

                               CTA INCORPORATED
                                  FORM 10-Q
                     FOR THE QUARTER ENDED JUNE 30, 1997

                                    INDEX

                       PART 1. -- FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets
          June 30, 1997 and December 31, 1996

          Consolidated Statements of Operations
          Three months and six months ended June 30, 1997 and 1996

          Condensed Consolidated Statements of Cash Flows
          Six months ended June 30, 1997 and 1996

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

          Signature



                       PART I. -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                               CTA INCORPORATED
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      ($000's except for share amounts)


                                    DECEMBER 31, 1996   JUNE 30, 1997
                                                        (Unaudited)
       ASSETS
Current assets:
  Cash and cash equivalents                  $16          $2,235
  ACCOUNTS RECEIVABLE, NET                62,327          52,792
  OTHER CURRENT ASSETS                     4,228           4,289
  RECOVERABLE INCOME TAXES                 3,537             863

     Total current assets                 70,108          60,179

Furniture and equipment, net              10,075           9,645

COSTS IN EXCESS OF NET ASSETS
 ACQUIRED, NET                             5,048           4,755

Other assets, net                          7,459           7,378


                                         $92,690         $81,957





      See accompanying note to the unaudited condensed consolidated financial statements.

                               CTA INCORPORATED
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      ($000's except for share amounts)


                                    DECEMBER 31, 1996  JUNE 30, 1997
                                                       (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable--line of credit       $28,335         $20,514
     ACCOUNTS PAYABLE                     15,718          12,999
     ACCRUED EXPENSES                      4,041           5,976
     EXCESS OF BILLINGS OVER COSTS
      AND CONTRACT PREPAYMENTS             6,159           3,715
     OTHER CURRENT LIABILITIES               757             757
     CURRENT PORTION OF LONG-TERM DEBT        --           1,500
     DEFERRED INCOME TAXES                 1,377           1,377

     Total current liabilities            56,387          46,838

     Long-term debt, less current portion 15,000          13,500
     OTHER LONG-TERM LIABILITIES           3,510           3,890

STOCKHOLDERS' EQUITY:
     PREFERRED STOCK, $1.00 PAR VALUE,
      1,000,000 SHARES AUTHORIZED AND
      NONE ISSUED                             --              --
     COMMON STOCK, $.01 PAR VALUE,
      20,000,000 SHARES AUTHORIZED AND
      5,000,000 SHARES ISSUED                 50              50
     CAPITAL IN EXCESS OF PAR VALUE        7,993           7,993
     RETAINED EARNINGS                    14,550          14,576
                                          22,593          22,619
     NOTES RECEIVABLE FROM EMPLOYEES        (698)           (698)
     TREASURY STOCK, AT COST
     (456,793 SHARES IN 1997 AND
     447,352  SHARES IN 1996)             (4,102)         (4,192)

     Total stockholders' equity           17,793          17,729

                                         $92,690         $81,957


      See accompanying note to the unaudited condensed consolidated financial statements.
                         CTA INCORPORATED
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    ($000's Except for Per Share Amounts)
                                 (Unaudited)


                             THREE MONTHS ENDED  SIX MONTHS ENDED
                             June 30,  June 30,  June 30, June 30,
                               1996      1997      1996     1997

Contract revenues           $23,496   $23,144   $47,567  $43,560

COST OF CONTRACT REVENUES    21,289    19,984    44,930   37,446
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES     1,029     1,556     2,383    2,958
OTHER EXPENSES                  326       261       346      338

Operating profit (loss)         852     1,343       (92)   2,818

INTEREST EXPENSE                277       267       527      543
Income (loss) before
 income taxes                   575     1,076      (619)   2,275
INCOME TAXES (BENEFIT)          715       402      (202)     853

Income (loss) from
  continuing operations       (140)       674      (417)   1,422
INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS,
  NET OF INCOME TAXES         (508)      (699)   (3,170)  (1,399)

Net income (loss)            $(648)      $(15)  $(3,587)     $23

Earnings (loss) per share:
  Continuing operations     $(0.03)     $0.15    $(0.09)   $0.31
  DISCONTINUED OPERATIONS    (0.12)     (0.15)    (0.73)   (0.30)

Earnings (loss) per share   $(0.15)     $0.00    $(0.82)   $0.01

Weighted average shares
 outstanding              4,382,744 4,543,207 4,352,195 4,614,774


      See accompanying note to the unaudited condensed consolidated financial statements.

                               CTA INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   ($000's)
                                 (Unaudited)


                                              Six Months Ended
                                                  JUNE 30,
                                            1996            1997

Operating activities:

     Net income (loss)                    ($3,587)         $  23
     NON-CASH EXPENSES, NET                 1,059          2,679
     CHANGES IN ASSETS AND
      LIABILITIES, NET                         (5)         8,920

     Net cash provided by (used in)
      operating activities                 (2,533)        11,622

Investing activities:

     Investments in furniture
      and equipment                          (711)        (1,492)

Financing activities:

     Net borrowings (repayments) under
      bank line of credit agreement         3,539         (7,821)
     OTHER FINANCING ACTIVITIES, NET         (415)           (90)

     Net cash provided by (used in)
      financing activities                  3,124         (7,911)

Net increase (decrease) in cash and
 cash equivalents                           ($120)        $2,219







      SEE ACCOMPANYING NOTE TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                 STATEMENTS.

                               CTA INCORPORATED
             NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1.   Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1997 and the results of its operations and its cash flows for the periods ended June 30, 1996 and 1997. The results of operations presented are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

     On July 11, 1997, the Company entered into an Asset Acquisition Agreement with Orbital Sciences Corporation under which the Company will sell to Orbital its Space and Telecommunications Systems business and its Mobile Information and Communications Services business in exchange for $18 million (less retained receivables of at least $6 million) in cash, subject to certain adjustments and a $3 million holdback, and assumption by Orbital of certain liabilities of the Company. In addition, Orbital will pay to certain lenders of the Company an aggregate of $27 million in partial or full satisfaction of the Company's obligations to such lenders. The condensed consolidated statements of operations exclude the revenues and expenses of the discontinued business segments from captions applicable to continuing operations. The discontinued operations include an allocation of interest expense based on the net assets of the business segments to be sold. The net assets to be sold as of June 30, 1997 are approximately $30 million.

ITEM 2.   MANAGEMENT'S   DISCUSSION   AND   ANALYSIS  OF  FINANCIAL  CONDITION
  AND RESULTS OF OPERATIONS

     On July 11, 1997, the Company entered into an Asset Acquisition Agreement with Orbital Sciences Corporation under which the Company will sell to Orbital its Space and Telecommunications Systems business and its Mobile Information and Communications Services business in exchange for $18,000,000 (less retained receivables of at least $6 million) in cash, subject to certain adjustments and a $3 million holdback, and assumption by Orbital of certain liabilities of the Company. In addition, Orbital will pay to certain lenders of the Company an aggregate of $27 million in partial or full satisfaction of the Company's obligations to such lenders. The Company will also be entitled to receive certain deferred consideration for future sales of STARBus satellites and satellite buses and 3% of all cumulative revenues attributable to GEMtrak tracking system in excess of a threshold amount of $50 million. The Sale is subject to approval by the shareholders of the Company (which was obtained on August 4, 1997), the satisfaction or the waiver of a number of conditions and to certain regulatory matters. The Company expects the Sale to be completed on or about August 15, 1997.

RESULTS OF OPERATIONS

     The Company's Consolidated Statements of Operations have been reclassified for all periods to present the operations sold to Orbital as discontinued operations. Accordingly, revenues and expenses related to the operations sold are excluded from continuing operations in the Consolidated Statements of Operations and the following discussion of operating results.

     The  following  tables   set   forth   certain  items  in  the  Company's
Consolidated Statements of Operations as a percentage of contract revenues:


                                             THREE MONTHS     SIX MONTHS
                                                 ENDED          ENDED
                                                JUNE 30,       JUNE 30,

                                             1996    1997    1996    1997
  Contract revenues..................       100.0%  100.0%  100.0%  100.0%
  Cost of contract revenues..........        90.6    86.4    94.4    86.0
  Selling, general and administrative
    expenses.........................         4.4     6.7     5.1     6.8
  Other expenses.....................         1.4     1.1     0.7     0.8
  Operating profit (loss)............         3.6     5.8    (0.2)    6.4
  Interest expense...................         1.2     1.1     1.1     1.2
  Income (loss) before income taxes..         2.4     4.7    (1.3)    5.2
  Provision (benefit) for income taxes        3.0     1.8    (0.4)    2.0
  Income (loss) from continuing
    operations.......................        (0.6)    2.9    (0.9)    3.2
  Income (loss) from discontinued
    operations.......................        (2.2)   (3.0)   (6.6)   (3.2)
  Net income (loss)..................        (2.8)   (0.1)   (7.5)   (0.0)



THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO
     THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996

     CONTRACT REVENUES. Contract revenues decreased 1.5% to $23.1 million for the three months ended June 30, 1997 from $23.5 million for the comparable period in 1996. Contract revenues decreased 8.4% to $43.6 million for the six months ended June 30, 1997 from $47.6 million for the comparable period in 1996.

     Increases in contract revenues on new programs in the 1997 periods were more than offset by decreases in other programs. Contract revenues on the Nebraska Year 2000 conversion contract increased in 1997 by $1.7 million and $3.3 million for the three and six month periods ended June 30, respectively, compared to the comparable periods in 1996. Contract revenues on the Kansas Year 2000 conversion contract increased in 1997 by $1.2 million for both periods compared to 1996. Contract revenues on the Defense Enterprise Integration Services (DEIS) subcontract to Computer Sciences Corporation (CSC) increased in 1997 by $0.9 million and $2.0 million for the three and six month periods ended June 30, respectively, compared to the comparable periods in 1996.

     Contract revenues on the Technical Engineering and Management Support IV (TEMS IV) program at Hanscom Air Force Base decreased in 1997 by $2.8 million and $6.4 million for the three and six month periods ended June 30, respectively, compared to the comparable periods in 1996, as the program winds down. Revenues on the Naval Air Weapons Center (NAWC) contract at China Lake, California decreased in 1997 by $0.5 million and $5.0 million for the three and six month periods ended June 30, respectively, compared to the comparable periods in 1996. In the first quarter of 1996, the Company completed its five-year contract with the NAWC, the last of the Company's significant contracts awarded during its period of eligibility for small business awards which ended in 1992. Although it was ineligible to rebid for this contract as the prime contractor, the Company is a major subcontractor to the small business prime contractor who was awarded the NAWC follow-on contract, from which the Company receives approximately 45% of the contract revenues. Contract revenues on the NAWC subcontract decreased by $0.2 million for the three months ended June 30, 1997 compared to the comparable period in 1996 and increased by $1.1 million for the six months ended June 30, 1997 compared to the comparable period in 1996.

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

     The Company initially expected that future contract performance over the full contract term at originally anticipated staffing levels would result in profit sufficient to offset early program losses. However, revenues on the contract have not been sufficient to offset these losses and the Company no longer anticipates sufficient future contract value to recover its start-up costs. The Company has submitted claims against the U.S. government seeking recovery of $1.5 million of the overrun. The Company has recorded these claims as an unbilled receivable, against which it has certain reserves. Additionally, the Company has implemented program controls to reduce future costs which it believes will serve to minimize any potential cost overruns during the remainder of the contract, which is scheduled to be completed by September 30, 1997.

      COST OF CONTRACT REVENUES. Cost of contract revenues decreased 6.1% to $20.0 million, or 86.4% of contract revenues, for the three months ended June 30, 1997, from $21.3 million, or 90.6% of contract revenues, for the comparable period in 1996. Cost of contract revenues decreased 16.7% to $37.4 million, or 86.0% of contract revenues, for the six months ended June 30, 1997 from $44.9 million, or 94.4% of contract revenues, for the comparable period in 1996. These decreases in cost of contract revenues as a percentage of contract revenues resulted primarily from the effect of changes in the estimated contract value and profitability on the Eastern Zone contract in 1996 and better margins on the Year 2000 conversion contracts.

     SG&A. Selling, general and administrative expenses ("SG&A") increased 51.2% to $1.6 million, or 6.7% of contract revenues, for the three months ended June 30, 1997, from $1.0 million, or 4.4% of contract revenues, for the comparable period in 1996. Selling, general and administrative expenses ("SG&A") increased 24.1% to $3.0 million, or 6.8% of contract revenues, for the six months ended June 30, 1997, from $2.4 million, or 5.1% of contract revenues, for the comparable period in 1996. Increased bid and proposal costs accounted for the increase in SG&A in 1997 and reduced revenues accounted for the increase in SG&A as a percentage of contract revenues in 1997.

     OTHER EXPENSES. Other expenses were approximately $0.3 million for both the three months and the six months ended June 30, 1997 and 1996.

     OPERATING PROFIT (LOSS). The Company had an operating profit of $1.3 million for the three months ended June 30, 1997 compared to an operating profit of $0.9 million for the comparable period in 1996 and an operating profit of $2.8 million for the six months ended June 30, 1997 compared to an operating loss of $(0.1) million for the comparable period in 1996.

     INTEREST  EXPENSE.   Interest  expense was approximately $0.3 million for
the three months ended June 30, 1997 and 1996 and approximately $0.5 million for the six months ended June 30, 1997 and 1996.

     PROVISION (BENEFIT) FOR INCOME TAXES. The Company had a provision for income taxes of $0.4 million for the three months ended June 30, 1997 compared to a provision for income taxes of $0.7 million for the comparable period in 1996 and a provision for income taxes of $0.9 million for the six months ended June 30, 1997 compared to a $0.2 million income tax benefit for the comparable period in 1996.

     INCOME (LOSS) FROM CONTINUING OPERATIONS. The Company had income from continuing operations of $0.7 million for the three months ended June 30, 1997 compared to a loss from continuing operations of $(0.1) million for the comparable period in 1996 and income from continuing operations of $1.4 million for the six months ended June 30, 1997 compared to a loss from continuing operations of $(0.4) million for the comparable period in 1996.

     INCOME (LOSS) FROM DISCONTINUED OPERATIONS. The Company had a loss from discontinued operations of $(0.7) million for the three months ended June 30, 1997 compared to a loss from discontinued operations of $(0.5) million for the comparable period in 1996 and a loss from discontinued operations of $(1.4) million for the six months ended June 30, 1997 compared to a loss from discontinued operations of $(3.2) million for the comparable period in 1996. Revenues of the discontinued operations were $16.0 million and $15.5 million for the three months ended June 30, 1997 and 1996, respectively, and $36.4 million and $53.1 million for the six months ended June 30, 1997 and 1996, respectively. The Company increased reserves for estimates of costs at program completion on the Indostar program that resulted in a $2.8 million reduction in revenues and operating profit in the first quarter of 1996. Interest expense allocated to the discontinued operations was $0.9 million and $0.7 million for the three months ended June 30, 1997 and 1996, respectively, and $1.8 million and $1.5 million for the six months ended June 30, 1997 and 1996, respectively.

     NET INCOME (LOSS).  The Company  had  net  losses  of  $(15) thousand and
$(648) thousand for the three months ended June 30, 1997 and 1996, respectively and a net profit of $23 thousand for the six months ended June 30, 1997 compared to a net loss of $(3.6) million for the comparable period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Operations provided $11.6 million of cash during the first six months of 1997, primarily from net earnings and non-cash expenses of $2.7 million, the decrease in accounts receivable of $9.5 million, the decrease in recoverable income taxes of $2.7 million, partially offset by the decrease in operating liabilities of $3.2 million. Cash used in investing activities was $1.5 million for purchases of furniture and equipment. Cash used in financing activities was $7.8 million for net repayments under the bank line of credit agreement and $0.1 million for purchases of treasury stock.

     The Company expects the Sale of its Space and Telecommunications Systems business and its Mobile Information and Communications Services business to Orbital Sciences Corporation to be completed on or about August 15, 1997. At that time, the Company's subordinated debt of $15 million will be repaid and approximately $21 million will be repaid on the revolving credit facility with the bank. The Company will retain $6 million in receivables and Orbital will hold back $3 million for approximately 45 days after the closing. The Company expects to pay a partial liquidating distribution of approximately $5 million out of the proceeds of the Sale, together with other expenses related to the Sale, approximately 45 days after the closing.

     In December 1993, the Company and its subsidiaries entered into an agreement with a bank for a revolving credit facility providing the availability to borrow up to $30 million. The revolving line of credit expired on December 9, 1996 but has been extended until September 15, 1997, providing the availability to borrow up to $10 million while a new, longer-term credit agreement is negotiated with the bank.

     The Company believes that the proceeds of the Sale, working capital, cash flow from operations, and available bank borrowings will provide adequate funds for continued operations through the end of 1998.

                        PART II. -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         There were no material developments during the quarterly period ended June 30, 1997. See Item 3 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996 for further discussion of legal proceedings.

ITEM 2.   CHANGES IN SECURITIES

         None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.   OTHER INFORMATION

         None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A) None

          (B) No reports on Form 8-K were filed during the quarter ended
June 30, 1997. A report on Form 8-K, dated July 11, 1997, was filed to report the sale by the Company to Orbital Sciences Corporation of its Space and Telecommunications Systems business and its Mobile Information and Communications Services business.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CTA INCORPORATED



AUGUST 14, 1997                    /S/ GREGORY H. WAGNER
                                   Gregory H. Wagner
                                   Executive Vice President,
                                    Chief Financial Officer,
                                    Principal Accounting Officer
                                    and Treasurer