Form 10-Q
period 1997-09-30
CTA INCORPORATED
filed 1997-11-14
CIK 881975

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of SEPTEMBER 30, 1997.

COMMON STOCK, $.01 PAR VALUE                         4,543,207
         (Class)                                  (Number of Shares)

                               CTA INCORPORATED
                                  FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                    INDEX

                       PART 1. -- FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets
          September 30, 1997 and December 31, 1996

          Consolidated Statements of Operations
          Three months and nine months ended September 30, 1997
          and 1996

          Condensed Consolidated Statements of Cash Flows
          Nine months ended September 30, 1997 and 1996

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

          Signature

                       PART I. -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               CTA INCORPORATED
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      ($000's except for share amounts)

                                  DECEMBER 31, 1996   SEPTEMBER 30, 1997
ASSETS                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                  $16              $7
  ACCOUNTS RECEIVABLE, NET                62,327          32,177
  OTHER CURRENT ASSETS                     4,228           9,959
  RECOVERABLE INCOME TAXES                 3,537              28

     Total current assets                 70,108          42,171

Furniture and equipment, net              10,075           2,284

COSTS IN EXCESS OF NET ASSETS
 ACQUIRED, NET                             5,048              --

Other assets, net                          7,459           3,921


                                         $92,690         $48,376




      See accompanying note to the unaudited condensed consolidated financial statements.

                               CTA INCORPORATED
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               ($000's except for share amounts)

                                   DECEMBER 31, 1996   SEPTEMBER 30, 1997
                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable--line of credit       $28,335          $6,906
     ACCOUNTS PAYABLE                     15,718           5,100
     ACCRUED EXPENSES                      4,041           4,244
     EXCESS OF BILLINGS OVER COSTS
      AND CONTRACT PREPAYMENTS             6,159           2,830
     OTHER CURRENT LIABILITIES               757             287
     CURRENT PORTION OF LONG-TERM DEBT        --           6,200
     DEFERRED INCOME TAXES                 1,377           1,377

     Total current liabilities            56,387          26,944

     Long-term debt, less current portion 15,000              --
     OTHER LONG-TERM LIABILITIES           3,510             703

STOCKHOLDERS' EQUITY:
     PREFERRED STOCK, $1.00 PAR VALUE,
      1,000,000 SHARES AUTHORIZED AND
      NONE ISSUED                             --              --
     COMMON STOCK, $.01 PAR VALUE,
      20,000,000 SHARES AUTHORIZED AND
      5,000,000 SHARES ISSUED                 50              50
     CAPITAL IN EXCESS OF PAR VALUE        7,993           7,993
     RETAINED EARNINGS                    14,550          17,576
                                          22,593          25,619
     NOTES RECEIVABLE FROM EMPLOYEES        (698)           (698)
     TREASURY STOCK, AT COST
     (456,793 SHARES IN 1997 AND
     447,352  SHARES IN 1996)             (4,102)         (4,192)

     Total stockholders' equity           17,793          20,729

                                         $92,690         $48,376

      See accompanying note to the unaudited condensed consolidated financial statements.

                               CTA INCORPORATED
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    ($000's Except for Per Share Amounts)
                                 (Unaudited)
                             Three Months Ended  Nine Months Ended
                                SEPTEMBER 30,      SEPTEMBER 30,
                               1996      1997      1996     1997
Contract revenues           $23,162   $26,090   $70,729  $69,650

COST OF CONTRACT REVENUES    20,204    23,189    65,134   60,635
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES     1,735     1,791     4,118    4,749
OTHER EXPENSES                  293       203       639      541

Operating profit                930       907       838    3,725

INTEREST EXPENSE                314       786       841    1,329
Income (loss) before
 income taxes                   616       121        (3)   2,396
INCOME TAXES (BENEFIT)          202        46        (1)     899
Income (loss) from
  continuing operations         415        75        (2)   1,497
Discontinued operations:
  Loss from discontinued
  operations, net of
  income taxes                 (268)      (91)   (3,438)  (1,490)
  GAIN ON DISPOSAL, NET OF
  INCOME TAXES                   --     3,016        --    3,016
Income (loss) from
  discontinued operations      (268)    2,925    (3,438)   1,526

Net income (loss)              $147    $3,000   $(3,440)  $3,023

Earnings (loss) per share:
  Continuing operations       $0.09     $0.01    $(0.00)   $0.32
  DISCONTINUED OPERATIONS     (0.06)     0.65     (0.78)    0.33
Earnings (loss) per share     $0.03     $0.66    $(0.78)   $0.65

Weighted average shares
 outstanding              4,608,553 4,543,207 4,397,973 4,684,184


      See accompanying note to the unaudited condensed consolidated financial statements.

                               CTA INCORPORATED
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   ($000's)
                                 (Unaudited)
                                              Nine Months Ended
                                                SEPTEMBER 30,
                                              1996            1997
Net cash provided by (used in)
      operating activities                     320            (987)

Investing activities:
     Proceeds from sale of discontinued
      operations                              --            11,689
     Proceeds from sale of division           --               438
     Investments in furniture
      and equipment                         (4,815)         (2,076)

     Net cash provided by (used in)
      investing activities                  (4,815)         10,051

Financing activities:
     Net borrowings (repayments) under
      bank line of credit agreement          5,699          (8,979)
     OTHER FINANCING ACTIVITIES, NET          (368)            (94)

Net cash provided by (used in)
      financing activities                   5,331          (9,073)

Net increase (decrease) in cash and
 cash equivalents                             $836             $(9)





      SEE ACCOMPANYING NOTE TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                 STATEMENTS.

                               CTA INCORPORATED
             NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1.   Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1997 and the results of its operations and its cash flows for the periods ended September 30, 1996 and 1997. The results of operations presented are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

     On July 11, 1997, the Company entered into an Asset Acquisition Agreement with Orbital Sciences Corporation under which the Company sold to Orbital its Space and Telecommunications Systems business and its Mobile Information and Communications Services business in exchange for $18 million (less retained receivables of $6 million) in cash, subject to certain adjustments and a $3 million holdback (the balance of the retained receivables and the holdback are included in other assets at September 30, 1997), and assumption by Orbital of certain liabilities of the Company. The sale was completed on August 15, 1997. In addition, Orbital paid to certain lenders of the Company an aggregate of $27 million in partial or full satisfaction of the Company's obligations to such lenders (the balance of the long-term debt and accrued interest not paid by orbital is included in current liabilities at September 30, 1997 and was paid in full in November 1997). The condensed consolidated statements of operations exclude the revenues and expenses of the discontinued business segments from captions applicable to continuing operations. The discontinued operations include an allocation of interest expense based on the proportion of debt assumed by Orbital to the Company's total debt outstanding at the time of the sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On July 11, 1997, the Company entered into an Asset Acquisition Agreement with Orbital Sciences Corporation under which the Company sold to Orbital its Space and Telecommunications Systems business and its Mobile Information and Communications Services business in exchange for $18,000,000 (less retained receivables of $6 million) in cash, subject to certain adjustments and a $3 million holdback, and assumption by Orbital of certain liabilities of the Company. The sale was completed on August 15, 1997. In addition, Orbital paid to certain lenders of the Company an aggregate of $27 million in partial or full satisfaction of the Company's obligations to such lenders. The Company will also be entitled to receive certain deferred consideration for future sales of STARBus satellites and satellite buses and 3% of all cumulative revenues attributable to GEMtrak tracking system in excess of a threshold amount of $50 million.

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

     The following tables set forth certain items in the Company's Consolidated Statements of Operations as a percentage of contract revenues:

                                        THREE MONTHS         NINE MONTHS
                                            ENDED               ENDED
                                        SEPTEMBER 30,       SEPTEMBER 30,
  ITEM                                1996      1997      1996      1997

  Contract revenues.............     100.0%    100.0%    100.0%    100.0%
  Cost of contract revenues.....      87.2      88.9      92.1      87.1
  Selling, general and
    administrative expenses.....       7.5       6.8       5.8       6.8
  Other expenses................       1.2       0.8       0.9       0.8
  Operating profit (loss).......       4.1       3.5       1.2       5.3
  Interest expense..............       1.4       3.0       1.2       1.9
  Income (loss) before
    income taxes................       2.7       0.5       0.0       3.4
  Provision (benefit) for
    income taxes................       0.9       0.2       0.0       1.3
  Income (loss) from
    continuing operations.......       1.8       0.3       0.0       2.1

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
     THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996

     CONTRACT REVENUES. Contract revenues increased 12.6% to $26.1 million for the three months ended September 30, 1997 from $23.2 million for the comparable period in 1996. Contract revenues decreased 1.5% to $69.6 million for the nine months ended September 30, 1997 from $70.7 million for the comparable period in 1996.

     Contract revenues from the Company's Year 2000 Century Date Change conversion contracts increased 339% to $4.6 million for the three months ended September 30, 1997 from $1.3 million in the comparable period in 1996. Year 2000 contract revenues increased 770% to $10.4 million for the nine months ended September 30, 1997 from $1.3 million in the comparable period in 1996.

     A new contract in 1997, providing program management and integration for the Assistant Secretary of Defense for Health Affairs, generated revenues of $3.3 million and $4.3 million for the three and nine month periods ended September 30, 1997, respectively. Another new program, the Defense Enterprise Integration Services (DEIS) subcontract to Computer Sciences Corporation (CSC) generated revenues of $1.1 million and $3.1 million for the three and nine month periods ended September 30, 1997, respectively.

     These increases in contract revenues were offset by decreases on the Technical Engineering and Management Support IV (TEMS IV) program at Hanscom Air Force Base of $1.7 million and $8.1 million for the three and nine month periods ended September 30, respectively, compared to the comparable periods in 1996, as the program winds down. Revenues on the Naval Air Weapons Center
(NAWC) contract at China Lake, California decreased in 1997 by $5.0 million for the nine month period ended September 30, compared to the comparable period in 1996. In the first quarter of 1996, the Company completed its five-year contract with the NAWC, the last of the Company's significant contracts awarded during its period of eligibility for small business awards which ended in 1992. Although it was ineligible to rebid for this contract as the prime contractor, the Company is a major subcontractor to the small business prime contractor who was awarded the NAWC follow-on contract, from which the Company receives approximately 45% of the contract revenues. Contract revenues on the NAWC subcontract decreased by $0.4 million for the three months ended September 30, 1997 compared to the comparable period in 1996 and increased by $0.7 million for the nine months ended September 30, 1997 compared to the comparable period in 1996.

     During 1996, the Company revised its estimates of the full contract value and profitability of its Eastern Zone contract with the GSA, resulting in a reduction in revenues and operating profit of $2.6 million, reflecting the Company's then current estimate of the contract's profit at completion. The Eastern Zone contract incurred significant start-up costs related to the establishment of nine new facilities required for contract performance and to difficulties encountered in cost-effective staffing of the personnel required under the contract. The use of subcontract personnel to fill critical positions resulted in cost overruns.

     The Company initially expected that future contract performance over the full contract term at originally anticipated staffing levels would result in profit sufficient to offset early program losses. However, revenues on the contract were not sufficient to offset these losses and recover the start-up costs. The Company has submitted claims against the U.S. government seeking recovery of $1.5 million of the overrun. The Company has recorded these claims as an unbilled receivable, against which it has certain reserves. Contract revenues on the Eastern Zone contract decreased by $1.1 million for the three months ended September 30, 1997 compared to the comparable period in 1996 and increased by $0.3 million for the nine months ended September 30, 1997 compared to the comparable period in 1996. The contract ended September 30, 1997.

     During 1997 the Company sold its Advanced Information Systems Division which had accounted for $1.2 and $2.2 million in contract revenues for the three month and nine month periods ended September 30, 1996.

      COST OF CONTRACT REVENUES. Cost of contract revenues increased 14.8% to $23.2 million, or 88.9% of contract revenues, for the three months ended September 30, 1997, from $20.2 million, or 87.2% of contract revenues, for the comparable period in 1996. Cost of contract revenues decreased 6.9% to $60.6 million, or 87.1% of contract revenues, for the nine months ended September 30, 1997 from $65.1 million, or 92.1% of contract revenues, for the comparable period in 1996. These decreases in cost of contract revenues as a percentage of contract revenues resulted primarily from the effect of changes in the estimated contract value and profitability on the Eastern Zone contract in 1996 and overall higher margins on commercial contracts in 1997.

     SG&A. Selling, general and administrative expenses ("SG&A") increased 3.2% to $1.8 million, or 6.8% of contract revenues, for the three months ended September 30, 1997, from $1.7 million, or 7.5% of contract revenues, for the comparable period in 1996. SG&A increased 15.3% to $4.7 million, or 6.8% of contract revenues, for the nine months ended September 30, 1997, from $4.1 million, or 5.8% of contract revenues, for the comparable period in 1996. Increased bid and proposal costs accounted for the increase in SG&A in 1997 and higher revenues accounted for the decrease in SG&A as a percentage of contract revenues for the three months ended September 30, 1997 and higher costs and reduced revenues accounted for the increase in SG&A as a percentage of contract revenues for the nine months ended September 30, 1997.

     OTHER EXPENSES. Other expenses were approximately $0.2 million for the three months ended September 30, 1997 compared to $0.3 million for the comparable period in 1996 and approximately $0.5 million for the nine months ended September 30, 1997 compared to $0.6 million for the comparable period in 1996.

     OPERATING PROFIT (LOSS). The Company had an operating profit of $0.9 million for the three months ended September 30, 1997 and 1996 and an operating profit of $3.7 million for the nine months ended September 30, 1997 compared to $0.8 million for the comparable period in 1996.

     INTEREST EXPENSE. Interest expense was approximately $0.8 million for the three months ended September 30, 1997 compared to $0.3 million for the comparable period in 1996 and approximately $1.3 million for the nine months ended September 30, 1997 and compared to $0.8 million for the comparable period in 1996. As a result of the sale of the discontinued operations, the Company accrued an additional $2.1 million of contingent interest on the subordinated debt, of which approximately $1.6 million was allocated to discontinued operations.

     PROVISION (BENEFIT) FOR INCOME TAXES. The Company had a provision for income taxes of $0.05 million for the three months ended September 30, 1997 compared to a provision for income taxes of $0.2 million for the comparable period in 1996 and a provision for income taxes of $0.9 million for the nine months ended September 30, 1997 compared to a one thousand dollar income tax benefit for the comparable period in 1996.

     INCOME (LOSS) FROM CONTINUING OPERATIONS. The Company had income from continuing operations of $0.1 million for the three months ended September 30, 1997 compared to $0.4 million for the comparable period in 1996 and income from continuing operations of $1.5 million for the nine months ended September 30, 1997 compared to a loss from continuing operations of two thousand dollars for the comparable period in 1996.

     INCOME (LOSS) FROM DISCONTINUED OPERATIONS. The Company had a loss from discontinued operations of $(0.1) million for the three months ended September 30, 1997 compared to a loss from discontinued operations of $(0.3) million for the comparable period in 1996 and a loss from discontinued operations of $(1.5) million for the nine months ended September 30, 1997 compared to a loss from discontinued operations of $(3.4) million for the comparable period in 1996. Revenues of the discontinued operations were $32.9 million and $14.9 million for the three months ended September 30, 1997 and 1996, respectively, and $69.3 million and $68.2 million for the nine months ended September 30, 1997 and 1996, respectively. The Company increased reserves for estimates of costs at program completion on the Indostar program that resulted in a $2.8 million reduction in revenues and operating profit in the first quarter of 1996. Interest expense allocated to the discontinued operations was $1.9 million and $1.1 million for the three months ended September 30, 1997 and 1996, respectively, and $3.7 million and $2.6 million for the nine months ended September 30, 1997 and 1996, respectively. As a result of the Sale of its Space and Telecommunications Systems business and its Mobile Information and Communications Services business to Orbital Sciences Corporation, the Company realized a gain on the disposal of approximately $3.0 million.

     NET INCOME (LOSS). The Company had net income of $3.0 million and $0.1 million for the three months ended September 30, 1997 and 1996, respectively and a net profit of $3.0 million for the nine months ended September 30, 1997 compared to a net loss of $(3.4) million for the comparable period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities was $1.0 million during the first nine months of 1997. Cash provided by investing activities was $10.1 million from the proceeds of the sales of the discontinued operations and a division. Cash used in financing activities was $9.1 million for net repayments under the bank line of credit agreement of $9.0 million and $0.1 million for purchases of treasury stock.

     As a result of the Sale of its Space and Telecommunications Systems business and its Mobile Information and Communications Services business to Orbital Sciences Corporation, the subordinated debt of $15 million was repaid and the balance on the revolving credit facility with the bank paid down. The Company expects to make a tender offer for approximately 200,000 shares for approximately $2 million to be paid out of the proceeds of the Sale. In November 1997, the Company entered into a new three year agreement with the bank for a revolving credit facility providing the availability to borrow up to $15 million and a new $5 million term facility.

     The Company believes that the proceeds of the Sale, working capital, cash flow from operations, and available bank borrowings will provide adequate funds for continued operations through the end of 1998.

                        PART II. -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          There were no material developments during the quarterly period ended September 30, 1997. See Item 3 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1996 for further discussion of legalproceedings.

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Annual Meeting of Shareholders  was held on August 4, 1997.
          At the meeting the shareholders (1) elected Harvey D. Kushner, Raymond V. McMillan, George W. Morganthaler, James M. Papada III, Arturo Silvestrini, and Dr. C.E. "Tom" Velez directors; (2) ratified the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 1997; (3) ratified the appointment of Legg Mason Wood Walker Incorporated as independent appraisers for the year ending December 31, 1997; and (4) approved the sale of the Space and Telecommunications business and the Mobile Information and Communications Services business to Orbital Sciences Corporation.

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A) None

          (B) Reports on Form 8-K, dated July 11, 1997 and August 15, 1997, were filed to report the sale by the Company to Orbital Sciences Corporation of its Space and Telecommunications Systems business and its Mobile Information and Communications Services business.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CTA INCORPORATED



NOVEMBER 14, 1997                  /S/ GREGORY H. WAGNER
                                   Gregory H. Wagner
                                   Executive Vice President,
                                    Chief Financial Officer,
                                    Principal Accounting Officer
                                    and Treasurer