Form 10-K
period 1997-12-31
CTA INCORPORATED
filed 1998-03-31
CIK 881975

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                           FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended December 31, 1997
                              or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number 33-44510

                         CTA INCORPORATED
     (Exact name of registrant a specified in its charter)

     Colorado                           84-0797618
(State or other jurisdiction of      (I.R.S. Employer
 incorporation or organization)      Identification No.)

6116 Executive Boulevard, Rockville, MD     20852
(Address of principal executive offices) (Zip Code)

Registrant's telephone number,
 including area code                    (301)816-1200

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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    As of February 28, 1998, there were outstanding 8,701,014 shares of the registrant's common stock, par value $.01, which is the only class of common or voting stock of the registrant. The aggregate market value of the common stock held by non-affiliates of the registrant as of that date was $43,940,121 as determined by independent appraisal.
                         CTA INCORPORATED

                    ANNUAL REPORT ON FORM 10-K

               FOR THE YEAR ENDED DECEMBER 31, 1997

                         TABLE OF CONTENTS

                              PART I
                                                       PAGE
ITEM 1.   BUSINESS

ITEM 2.   PROPERTIES

ITEM 3.   LEGAL PROCEEDINGS

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                         PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

ITEM 6.   SELECTED FINANCIAL DATA

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

                         PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS

                         PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

SIGNATURES

                         PART I

Item 1. Business

     The Company provides advanced Information Technology (IT) services to the federal government, state and local government and commercial markets. The Company focuses on providing turn-key solutions to the IT service needs of its customers, with emphasis on legacy system modernization, secure computing and network solutions, applications software and database maintenance and embedded computer applications. In addition to its strong technical and program management capabilities, the Company has established a reputation for consistently high levels of customer satisfaction based on service, quality and value.

     Company History

     The Company was founded in 1979 as Computer Technology Associates Inc., specializing in consulting services related to the evaluation of computer systems embedded in larger systems such as spacecraft, missiles and aircraft. In the mid-1980's, the Company's consulting business expanded into systems integration of avionics, command and control, and other decision support systems. Originally qualified to receive small business related support from the federal government, the Company established major relationships with U.S. military operations at the Defense Department's Cheyenne Mountain Complex, the Naval Air Warfare Center, Weapons Division, NASA's Goddard Space Flight Center and the Air Force's Consolidated Space Operations Center. In 1992, the Company ended its eligibility for government programs that assist small businesses, with the last significant contract awarded under these programs completed in early 1996. Since 1992, the Company has replaced contracts awarded under these assistance programs with contracts awarded under full and open competition. The share of IT revenues derived from competitive awards grew from 19% in 1992 to 100% in 1997.

     In the 1990's, the Company targeted U.S. government IT contracts that have allowed it to broaden the Company's base of skills to include a number of business oriented IT disciplines equally applicable to the federal civil agency and state government IT markets. The Company then established strategic alliances with certain specialized software companies that enabled it to enter the commercial IT market and win contracts with commercial customers such as Cessna, Reynolds Metals and Allied-Signal.

     In 1992, the Company acquired a 79% interest in CTA Space Systems (CTASS) to expand its business from providing IT services related to space systems to providing full turn-key space systems. In 1994, CTA acquired
the remaining minority interest    in   CTASS.  CTASS   pioneered   small
satellite-based store-and-forward   technology,   which   it   originally
developed  to interrogate dispersed buoys equipped with acoustic sensors.
In 1994, the Company entered the commercial GEO communications satellite market with CTASS' award of the contract for the Indostar turn-key direct-to-home (DTH) system from PT MediaCitra Indostar. The contract provided for the Company to build a small, three-axis stabilized commercial communications satellite, which was launched in 1997, and a complete
facility  in Jakarta,   Indonesia   including  broadcast  and  subscriber
management software, communications uplinking systems and hardware/software systems for spacecraft telemetry, tracking and control. In late 1997, the Company sold CTASS and certain related businesses to Orbital Sciences Corporation in order to focus on its core IT business. See Note 2 of Notes to Consolidated Financial Statements.

Corporate Organization and Strategy

     In 1997, the Company realigned its corporate organization to maximize its focus on the rapidly growing market for commercial and governmental IT services. A streamlined corporate management structure supports the Federal Information Systems Company, a division of the Company which addresses the federal government market for IT services, and CTA Commercial Systems, Inc., a wholly-owned subsidiary which addresses the state government and commercial markets for IT services. The Federal and Commercial companies are, therefore, free to tailor the Company's IT products and services to the unique needs and business practices of their respective markets.

Information Technology Services

     The Company believes that it possesses a level of IT technical and project management experience and expertise that allows it to offer high value solutions to a wide range of client IT requirements. The Company's principal business focus is in the areas of 1) legacy information system modernization, to include Year 2000 compliance upgrades and electronic commerce implementations, 2) information security, to include the engineering and implementation of secure and highly reliable computer and network systems, 3) the maintenance and upgrade of applications software and associated large scale databases and 4) a range of IT services associated with complex embedded computer systems.

     The Company believes that it is one of the industry leaders in the rapidly growing market for federal, state and commercial Year 2000 compliance upgrades based on its combination of direct Year 2000 conversion experience, use of automated tools and its ability to offer its customers solutions to both their embedded and non-embedded Year 2000 compliance requirements. The Company expects that it will continue to receive increased revenues from additional Year 2000 engagements during the next two years. However, these engagements and related revenues are expected to peak prior to calendar year 2000 as customers address their needs. Thereafter, the Company expects that revenues derived from year 2000 engagements will steadily decline. The Company believes that current Year 2000 related business will be replaced with similar conversion business (e.g. Euro conversion beginning in 1999) and legacy modernization projects including "middleware" integration and client-server conversions.

INFORMATION TECHNOLOGY SERVICES--INDUSTRY OVERVIEW

     FEDERAL GOVERNMENT

     The U.S. government is the largest single buyer of IT services in the world, with an estimated IT services market of $29 billion in 1997 with a growth rate of 1% in 1998 and 3% in 1999.

     STATE AND LOCAL GOVERNMENT

     Industry sources estimate the state and local government IT services market to be $13 billion in 1997 with an expected annual growth rate of 20% in each of the next five years. Of the $13 billion, professional services is estimated at $5.3 billion with a CAGR of 16%, systems integration is estimated at $2.0 billion with a CAGR of 20% and outsourcing is estimated at $4.4 billion with a CAGR of 21%

     COMMERCIAL

     Industry sources estimate the U.S. professional services segment, including consulting, custom software development and training, at $37 billion in 1997 growing at 16% per year, systems integration at $19 billion growing at 21% and outsourcing at $26 billion growing at 19%.

     YEAR 2000 COMPLIANCE SERVICES

     The Gartner Group estimates the worldwide costs of correcting the Year 2000 problem will range between $300 billion and $600 billion with $30 billion required by the U.S. federal government alone.

Information Technology Services--Business Strategy

     The principal strategies that the Company is pursuing to expand its IT services business include:

     INCREASING  PENETRATION  OF  EXISTING  CUSTOMER  BASE.   The Company
focuses on customer satisfaction and technical excellence. Due to its long-term incumbent position as a key systems integrator for some of the nation's largest and most complex information systems, the Company has gained a unique and profound understanding of those systems. The Company believes this knowledge provides it with a substantial advantage in terms of cost, technical expertise and demonstrated past performance in competing for future work related to these systems. The Company believes that its Year 2000 conversion initiative will provide it with similar competitive advantages with respect to a wide range of new customers.

     PENETRATING  NEW  MARKETS  BY  LEVERAGING  CORE  COMPETENCIES.   The
Company seeks out and exploits opportunities to market the expertise it has gained in past IT assignments to new customers. The Company's experience in federal and state government Year 2000 conversions and
information   systems   security   has  proven   to   be a  key    factor
differentiating the Company in competitive bidding situations with new customers. The Company plans to use such engagements to establish relationships with an expanded base of customers that can be used for marketing the Company's expertise in additional areas such as legacy system modernization and software and database applications maintenance and outsourcing. Also, the methodology and tools required to accomplish Year 2000 compliance are directly applicable to that required to upgrade computer software to properly handle the upcoming common European Currency conversion. The market for such Euro currency upgrades may exceed the Euoropean Year 2000 market in total cost.

     ESTABLISHING MARKETING ALLIANCES TO OFFER COMPLETE SOLUTIONS. The Company has established, and needs to continue to establish, marketing alliances with a number of software product and tool providers which allow the Company to offer turn-key solutions for such applications as automated scheduling of manufacturing processes and large-scale electronic document management.

     ACQUIRING STRATEGIC IT SERVICES BUSINESSES. The Company intends to pursue acquisitions that will expand the Company's commercial IT services customer base and provide specialized capabilities that enhance the Company's penetration of the commercial IT services market.

Information Technology Services--Contracts and Programs

     Certain of the Company's significant IT contracts and  programs  are described below. Total contract values include both realized and unrealized revenues. These contracts are typically funded annually and there are no assurances that funding will continue beyond the current fiscal year or, if they are funded beyond the current fiscal year, for how many additional years.

     U.S. GOVERNMENT--DOD

     RANGE SYSTEMS MANAGEMENT. In 1993, the Company was awarded the Range Instrumentation Development ("RID") contract, pursuant to which the Company supports a wide variety of aircraft range system activities for the Naval Air warfare Center (NAWC) located at China Lake, California , including software development, test and evaluation, system integration and fabrication of electronic threat simulators. The RID contract is a cost-plus-award-fee contract (with an average award fee score in excess of 90%), has a total value of $88 million and is scheduled for completion in October 1998.

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

     INFORMATION SYSTEMS SECURITY. The Company, as a subcontractor to SAIC, is a member of the team awarded the Center for Information Systems Security contract in 1995 by the Defense Information Systems Agency. Under this five-year omnibus security engineering contract, the Company will continue to provide technical support to information systems security activities within the DOD and other U.S. government departments and agencies. Activities under this contract include designing and implementing the measures necessary to detect, document and counter a wide range of threats to on-line and stored information. The Information Systems Security contract is a time-and-materials contract, has a total value of $8 million and is scheduled for completion in July 2000. In addition, the Company's clients for information system security services include the Department of Treasury, General Services Administration, Defense Finance and Accounting Service as well as several commercial companies.

     DEFENSE ENTERPRISE INTEGRATION SERVICES. In 1995, CTA won a subcontract from Unisys to provide a variety of services, including business process re-engineering, systems development and installation and support for the Defense Information System Agency of the DOD. Under this program, called the Defense Enterprise Integration Services ("DEIS") program, CTA is currently performing engineering and integration services to implement the Cheyenne Mountain Training and Simulation System, assisting the Space and Warning Systems Center in the planning, scheduling, conduct and reporting of software testing and providing support to Air Force Space Command for the Command, Control, Communications and Computer Upgrade program. The DEIS contract is a time-and-materials contract, has a total value of $16 million and is scheduled for completion in November 2000. In 1996, CTA won a follow-on DEIS contract as a subcontractor to Computer Sciences Corporation (CSC). This contract is also a time-and-materials contract and is scheduled for completion in August 2001.

     MEDICAL INFORMATION SYSTEMS. The Company is providing medical information systems expertise to the DOD Department of Health Affairs
Consolidated Health Care System. This second generation medical information system implements the most advanced technology available in the industry today. Its goal is a paperless, globally accessible electronic patient record system that provides authorized medical professionals with vital patient medical histories in near real time, regardless of where the patient data may have been collected or stored, or where the patient may be physically located when medical attention is required. This technology not only enables more accurate record keeping but also reduces the response time required to obtain medical information from days or weeks to literally seconds. This contract is a cost-plus-fixed-fee contract, has a total value of $30 million and is scheduled for completion in March 2001.

     U.S. GOVERNMENT--CIVILIAN AGENCIES

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

     DEPARTMENT  OF JUSTICE.  In February 1994, the Department of Justice
(DOJ) awarded the Company a contract to assist the FBI in its program to streamline, consolidate and automate its Criminal Justice Information System, which serves over 80,000 law enforcement users. Under this seven-year contract, the Company is assisting the FBI in virtually every aspect of the engineering process, from procurement of new information systems to the re- engineering of the processes that this system supports. The DOJ contract is a combined fixed-price and cost-plus contract, has a total value of $40 million and is scheduled for completion in September 2001.

     TREASURY DEPARTMENT. Under a contract awarded in 1995, the Company provides system engineering and technical analysis support to the Treasury Department, primarily for the Internal Revenue Service's computer-based information processing system modernization effort. The Company's support functions include engineering services and telecommunication and security services. In the longer term, the Company will be developing and assessing advanced user interface concepts, technologies and prototypes (such as hypertext and speech recognition) and assessing and recommending tools and environments to support future software development. This contract is a time-and-materials contract, has a total value of $40 million and is scheduled for completion in June 2000.

     GENERAL SERVICES ADMINISTRATION. The Company provides support for the Federal Supply Service's central offices, its eleven regional offices and its various commodity centers and depots. The Company provides applications software and database maintenance and upgrades, network administration, mainframe to client-server conversions and implementation of electronic commerce applications. The initial Federal Supply Service contract was atime-and-materials contract, with a total value of $27 million and was completed in September 1996. The Company was awarded the follow-on contract to the original Federal Supply Service contract that was awarded to the Company in 1992. This contract has a total value of $31 million and is scheduled for completion in September 2001.

     STATE GOVERNMENT AND COMMERCIAL

     YEAR 2000 CONVERSION. The Company believes it is a leading provider of Year 2000 compliance services to both state and local governments. The Company currently has contracts to provide such services to 22 state governments. Some states include all applications under such a contract (e.g. Nebraska ($22 million) and Kansas ($25 million) while others include only a portion of the state's overall needs. In addition, the Company is currently under contract to provide both embedded and non-embedded Year 2000 compliance services to several commercial clients.

     IT SYSTEMS ENGINEERING. In June 1996, the Company was awarded a contract by USAA, a San Antonio, Texas-based provider of insurance, banking and investment services, to provide technical and engineering support to the USAA Information Technology Division. The Company's functions include (i) project management support, including resource forecasting and tracking and scheduling, (ii) systems engineering, including configuration management, systems requirements management and test planning and execution, (iii) procurement support, including the development of procurement strategies, evaluation criteria and requests for proposals and (iv) development of cost estimates for USAA procurement. The USAA contract is a time-and-materials contract, and is scheduled for completion in March 2000.

     EMERGING COMMERCIAL PROGRAMS. Through strategic business agreements with knowledge-based tool vendors, the Company has developed a generalized system transformation practice that enables it to cost effectively perform a wide range of information system upgrades to include Year 2000 conversions, Euro-currency implementation, telephone area code expansion, replatforming of existing applications and migrating from mainframe to client-server architectures. The Company believes that the knowledge and experience it applies to help clients meet the Year 2000 challenge positions the Company to meet the broader long-term information system needs of its clients.

INFORMATION TECHNOLOGY SERVICES--COMPETITION

     The IT services industry in which the Company operates is highly fragmented with no single company or small group of companies in a dominant position. The Company's competitors include large, diversified firms with substantially greater financial resources and larger technical staffs than the Company, such as BDM, Cap Gemini, CSC, EDS, IBM, Lockheed Martin, PRC, SAIC, as well as firms that receive preferences under government programs for small businesses. The firms that compete with the Company include consulting firms, computer services firms, applications software companies and accounting firms, as well as the computer service arms of computer manufacturing companies and defense and aerospace firms. In addition, the internal staffs of client organizations, non-profit federal contract research centers and universities are, in effect, competitors of the Company.

     The primary competitive factors in the information services industry include technical, management and marketing competence, as well as price. The Company competes for commercial work by identification of unique market niches in which the Company believes it has superior technical service capability.

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

     The following table shows the approximate percentage of revenue by contract type recognized by the Company's continuing operations during the indicated periods:



                           YEAR ENDED DECEMBER 31,
TYPE OF CONTRACT
                          1995           1996         1997

  Fixed-price               8%            11%          14%
  Time-and-materials       52%            53%          54%
  Cost-reimbursable        40%            36%          31%

                          100%           100%         100%
   Total


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

     The Company's costs and revenues under government contracts are subject to adjustment as a result of annual audits performed by the DCAA on behalf of the DOD. Audits of the Company by the DCAA and other agencies have been completed for all years through 1992 without material adjustment.

Backlog

     The Company's total backlog was approximately $284 million at December 31, 1997. The Company's backlog is comprised of the unrealized portions of the Company's U.S. government contracts, U.S. government-related contracts and commercial contracts. Backlog for government and government-related contracts consists of either funded or unfunded backlog. Funded backlog consists of the dollar portion of contracts that is currently appropriated by the government client or other clients and allocated to the contract by the purchasing government agency or otherwise authorized for payment by the client upon completion of a specified portion of work. Unfunded backlog consists of the total unrealized award value of the contract less the contract value funded by the customer, and includes multi-year incrementally funded contracts, delivery orders, and task orders which remain at the customers' discretion to fund. Unfunded government backlog comprised approximately 81% of total backlog at December 31, 1997. Commercial and other backlog comprised approximately 33% of total backlog at December 31, 1997.

     No individual contract or program represents more than 10% of total backlog at December 31, 1997. The Company expects that approximately 31% of the Company's total backlog as of December 31, 1997 will result in revenues in the year ending December 31, 1998.

     Although unfunded backlog can include up to the stated award value of the contract including renewals or extensions that have been priced but still remain at the discretion of the customer whether to fund, the Company, to be conservative, often recognizes only a portion of stated award values on multi-year contracts into its backlog records. Because many of the Company's contracts are multi-year contracts, total backlog may include revenues expected to be realized several years into the future. The unfunded backlog may not be an indicator of future contract revenues or earnings because there is no assurance that the unfunded portion of the Company's backlog will be funded. In addition, many of the contracts included in backlog are subject to termination for the convenience of the government customer.

Item 2. Properties

     The Company leases its corporate headquarters in Rockville, Maryland under a lease expiring in 1999. The Company currently owns a 6.75% fixed ownership interest in the partnership that owns the corporate headquarters building. In addition, the Company has principal leased facilities in Ridgecrest, California and Colorado Springs, Colorado. The Company believes that these properties are adequate to serve the Company's present business operations, however, the Company is currently exploring other options with respect to its corporate headquarters. The Company believes that if it were unable to renew the leases on any of its facilities, other suitable facilities would be available to meet the Company's needs.

Item 3. Legal

     On October 10, 1996, Thomas van der Heyden ("Plaintiff"), an employee of the Company, filed suit against the Company in the Circuit Court of Maryland for Montgomery County. In his complaint, Plaintiff alleged breach of contract, breach of fiduciary duty, tortious interference with contractual and business relationships, fraud, and breach of duty of good faith and fair dealing, all in connection with a Profit Sharing Agreement dated July 6, 1993 ("Profit Sharing Agreement") between van der Heyden and the Company. Specifically, the complaint alleged that the Company failed and refused to make payments purportedly due and owing to him under the Profit Sharing Agreement with respect to the Indostar contract, failed to reimburse him for expenses relating to his employment, and made certain misrepresentations to him which caused him to modify his then-existing profit sharing arrangement with the Company to his detriment and interfered with his ability to develop new business. The Profit Sharing Agreement provides for the Plaintiff to receive 25% of the profit (as defined therein) on a certain contract pursuant to which CTASS provided products and services to a customer in Indonesia. The Company has denied all of the allegations.

     On October 18, 1996, the Company obtained a stay of the proceeding on the grounds that the Profit Sharing Agreement provides that all disputes regarding the Profit Sharing Agreement are to be decided by binding arbitration. The matter has been submitted to arbitration which is expected to be completed by mid-1998. The Company believes that the outcome of this matter will not have a material adverse effect on the financial condition or future results of operations of the Company.

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

The Limited Market

     Since its inception, the Company has pursued a policy of remaining essentially employee owned and, therefore, there has never been a public market for the Common Stock. Prior to September 1992, the Company has offered to repurchase shares from shareholders on several occasions primarily for contribution to the Company's Employee Stock Ownership Plan ("ESOP"). In order to provide liquidity for its shareholders, however, the Company established a Limited Market through an agreement with Capitol Securities Management, Inc. ("Capitol") whereby Capitol maintains the Limited Market. From September 1992 through December 1997, the Company has conducted five trades in the Limited Market, one each in 1992, 1993 and 1995 and two in 1994. There were no trades conducted in 1996 or 1997.

     It is anticipated that the Limited Market will continue to permit existing shareholders to sell shares of Common Stock on at least one predetermined date each year (the "Trade Date"). Such sales will be made at the prevailing Formula Price, or such other price as determined by the Board of Directors with the advice of the Company's independent appraiser, to employees, consultants and directors of the Company who have been approved by the Board of Directors or the Stock Option Committee of the Board of Directors, pursuant to the 1991 Plan, as being entitled to purchase up to a specified number of shares of Common Stock. In addition, the Company will be authorized, but not obligated, to purchase shares of Common Stock in the Limited Market to satisfy its requirements (including for sale to the trustees of the Company's ESOP), but only if and to the extent that the number of shares offered for sale by shareholders exceeds the number of shares sought to be purchased by authorized buyers.

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

     Prior to each Trade Date, Capitol will receive sell orders from shareholders and buy orders from authorized purchasers and the Company. On each Trade Date, Capitol will match sellers and buyers of the Company's Common Stock (including, to the extent applicable, the Company) according to the proration rules described above. Capitol will then forward payments to sellers, minus the commission, and will issue in book-entry form, the shares of Common Stock to the purchasers. Capitol will not buy or sell shares of Common Stock for its own account or as an agent for the Company.

     While the Company established the Limited Market to attempt to provide liquidity to shareholders, there can be no assurance that there will be sufficient liquidity to permit shareholders to resell their shares in the Limited Market.

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

                                                    (CM+R)
                                    BV+K  (MI)  (P)  -----
                                                       2
     Formula Price D equals  ------------------------------
                                            Wi

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


Procedures for Determining Share Price

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

     In those circumstances when the formula does not result in a fair market value for the Common Stock, the Company establishes a price for the Common Stock based solely on an independent appraisal. The price of $5.05 per share at June 30, 1997 and at December 31, 1997 was based solely on an independent appraisal as were all share prices prior to the adoption of the Formula. Such appraisal was required on an annual basis for purposes of valuing the assets contained in the Company's ESOP and for determining the price at which the ESOP could purchase shares of Common Stock.

Price Range of Common Stock

     The following table sets forth the price per share (after giving effect for all years presented for a 2 for 1 split of the Company's common stock in February 1998) at which the Common Stock was appraised by the Company's independent appraiser, Legg Mason Wood Walker, Inc., for the last ten years. The 1992, 1993, both 1994 and 1995 appraisal prices were also the prices at which shares were sold in the Limited Market for each of the following periods ending on the dates set forth below.



          EFFECTIVE DATE OF APPRAISAL PRICE PER SHARE
             December 31, 1997                 $5.050
             June     30, 1997                 $5.050
             December 31, 1995                 $4.745
             December 31, 1994                 $4.695
             June     30, 1994                 $4.485
             December 31, 1993                 $4.364
             December 31, 1992                 $3.583
             December 31, 1991                 $3.002
             December 31, 1990                 $2.088
             December 31, 1989                 $2.050
             December 31, 1988                 $2.015
             December 31, 1987                 $1.400
             December 31, 1986                 $0.888

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

Holders of Common Stock

     As of February 28, 1998, there were approximately 290 common stockholders of the Company.

Dividends

     It is the current policy of the Company to retain all earnings to provide funds for the Company's growth. Therefore, the Company has no current intention of paying cash dividends on the Common Stock. The Company has not made any distributions to its shareholders since 1988. The Company's bank credit agreement also prohibits the payment of cash dividends.

Item 6. Selected Financial Data

     The following selected consolidated financial data for each of the years in the five year period ended December 31, 1997 and as of December 31, 1993, 1994, 1995, 1996 and 1997 have been derived from the consolidated financial statements of the Company. The consolidated financial statements for the five years ended December 31, 1993 through 1997 have been audited by Ernst & Young LLP, independent auditors. The data (in thousands, except for per share data) should be read in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this document.


Income Statement
  Data
                       1993       1994         1995       1996       1997

  Contract revenues   $92,072    $107,471    $105,224    $96,246    $92,239
  Cost of contract
   revenues            77,394      90,102      96,633     87,644     80,503
  Selling, general
   and
   administrative
   expenses             5,277       6,723       4,117      5,431      7,649
  Other expenses        1,492         833        (292)     2,447      3,668
                        -----       -----       -----      -----      -----

  Operating profit      7,909       9,813       4,766        724        419
  Interest expense        248         907         850        969      1,589
                        -----       -----       -----      -----      -----

  Income (loss) before
  income taxes          7,661       8,906       3,916       (245)    (1,170)

  Provision (benefit) for
  income taxes          3,370       3,830       1,567        (80)      (500)
                        -----       -----       -----        ---        ---

  Income (loss) from
  continuing operations 4,291       5,076       2,349       (165)      (670)

  Income (loss) from
  discontinued
  operations, net of
  income taxes(1)(2)      259        (617)       (403)   (10,872)       648
                        -----       -----       -----     ------       ----

  Net income (loss)    $4,550      $4,459      $1,946   $(11,037)      $(22)


  Basic earnings (loss)
  per share:
   Continuing
     operations         $0.48       $0.53       $0.27     $(0.02)    $(0.07)

   Discontinued
     operations          0.03       (0.06)      (0.05)     (1.22)      0.07
                         ----       -----       -----      -----      -----

  Earnings (loss)
   per share            $0.51       $0.47       $0.22     $(1.24)     $0.00

  Diluted earnings (loss)
  per share:
   Continuing
    operations          $0.46       $0.50       $0.25     $(0.02)    $(0.07)

   Discontinued
    operations           0.03       (0.06)      (0.04)     (1.22)      0.07
                        -----       -----       -----      -----      -----

  Earnings (loss) per
  share-diluted         $0.49       $0.44       $0.21     $(1.24)     $0.00

  Weighted average number
   of shares
   outstanding          8,853       9,567       8,863      8,875      9,092

  Diluted average number
   of shares
   outstanding          9,378      10,092       9,418      8,875      9,092


                                          DECEMBER 31,
                                          ------------

  Balance Sheet Data:    1993       1994      1995      1996      1997
                       -------    -------   -------   -------   -------

  Cash and cash
  equivalents.......   $ 1,390    $ 3,902   $   235   $    16   $   -
  Working capital...    24,987     20,638    19,713    13,721    12,588
  Total assets......    74,346     89,816    91,530    92,690    45,288
  Short-term debt...     5,524     15,750    17,074    28,335     9,112
  Long-term debt....    20,418     17,765    17,431    18,510     3,333
  Total stockholders'
  equity...........     24,417     27,950    28,773    17,793    15,810

(1) During 1997, the Company sold its Space and Telecommunications Systems and its Mobile Information and Communications Services businesses to Orbital Sciences Corporation. Results of operations have been restated to exclude revenues and expenses of discontinued operations from captions applicable to continuing operations. See Note 2 to the Consolidated Financial Statements.

(2) During 1995, the Company discontinued the operations of its Simulation Systems Division, which manufactured aircraft flight simulators for sale or lease, and sold its assets to a company principally owned by one of the Company's principal stockholders. Results of operations have been restated for the sale of the Simulation Systems Division. See "Certain Transactions" and Note 2 to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     This filing may contain "forward-looking" statements, as that term is defined in the Private Securities Litigation Reform Act of 1995.
Such statements include, but are not limited to, statements concerning expectations of the Company's future performance in terms of revenue and earnings. There can be no assurance that actual results will not differ materially from those projected or suggested in such forward-looking statements. Factors which could cause a material difference in results include, but are not limited to, the following: regional and national economic conditions; changes in interest rates; changes in government spending policies and/or decisions concerning specific programs; individual business decisions of customers and clients; developments in technology; competitive factors and pricing pressures; changes in government laws and regulations; acts of God; and the Company's ability to achieve the objectives of its business plans.


     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this document.

Results of Operations

     The following tables set forth certain items in the Company's Statements of Operations as a percentage of contract revenues:


                                             YEAR ENDED DECEMBER 31,
                                             -----------------------
                                      1995             1996            1997
                                     -----            -----           -----
  Contract revenues                  100.0%           100.0%          100.0%
  Cost of contract revenues           91.8             91.1            87.3
  Selling, general and
   administrative expenses             3.9              5.6             8.3
  Supplemental ESOP contribution       0.0              0.0             3.2
  Other expenses                      (0.3)             2.5             0.8
                                     -----            -----           -----

  Operating profit                     4.5              0.8             0.4
  Interest expense                     0.8              1.0             1.7
                                      ----             ----            ----

  Income (loss) before income taxes    3.7             (0.2)           (1.3)
  Provision (benefit) for
   income taxes                        1.5             (0.0)           (0.6)
                                      ----             ----            ----

  Income (loss) from continuing
   operations                          2.2             (0.2)           (0.7)
  Income (loss) from discontinued
    operations, net of income taxes   (0.4)           (11.3)            0.7
                                      ----            -----            ----

  Net income (loss)                    1.8%           (11.5)%          (0.0)%



     The following tables set forth certain items in the Company's Statements of Operations by operating segment:

                                         Year  ended December 31,
                                         ------------------------
                                        1995       1996       1997
(In thousands of dollars)
  Contract revenues:
   Federal                            $105,224    $91,953    $73,464
   Commercial                            -          4,293     18,775
                                      --------    -------    -------
                                      $105,224    $96,246    $92,239


  Operating profit (loss):
   Federal                              $4,474     $2,442     $2,933
   Commercial                              -          729      1,154
  Other expenses                           292     (2,447)    (3,668)
                                        ------     ------     ------
                                        $4,766     $  724     $  419



1997 Compared with 1996

     CONTRACT REVENUES. Contract revenues decreased 4.2% to $92.2 million in 1997 from $96.2 million in 1996. Contract revenues from the Company's Year 2000 Century Date Change conversion contracts increased 467% to $15.8 million in 1997 from $3.4 million in 1996. The Company performed such services in 1997 for the States of Nebraska, Kansas, Iowa and others as well as Cessna Aircraft and Virginia Tech.

     A new contract in 1997, providing program management and integration for the Assistant Secretary of Defense for Health Affairs, generated revenues of $7.1 million. Another new program, the Defense Enterprise Integration Services (DEIS) subcontract to Computer Sciences Corporation
(CSC) generated revenues of $4.1 million in 1997. Contract revenues on the Company's contact with the General Services Administration's Federal Supply Service increased 65% from $6.5 million in 1996 to $10.8 million in 1997.

     These increases in contract revenues were offset by decreases on the Technical Engineering and Management Support IV (TEMS IV) program at Hanscom Air Force Base of $10.4 million in 1997 compared to 1996 as the program winds down. Revenues on the Naval Air Weapons Center (NAWC) contract at China Lake, California decreased in 1997 by $5.2 million compared to 1996. In the first quarter of 1996, the Company completed its five-year contract with the NAWC, the last of the Company's significant contracts awarded during its period of eligibility for small business awards which ended in 1992. Although it was ineligible to rebid for this contract as the prime contractor, the Company is a major subcontractor to the small business prime contractor who was awarded the NAWC follow-on contract, from which the Company receives approximately 45% of the contract revenues.

     Contract revenues on the NAWC subcontract increased by $0.3 million in 1997 compared to 1996. Contract revenues in 1997 decreased by $2.0 million on the Range Instrumentation Development contract and by $1.3 million on the AUA technical assistance contract. Contracts which ended in 1997, such as the Systems Engineering Analysis Contract for NASA and the GSA Eastern Zone contract, contributed to the decline in contract revenues as did the sale of the Advanced Information Systems Division. Contracts which ended in 1996, such as the Air Force Warning System integration contract, also contributed to the overall decline in contract revenues in 1997.

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

     The Company initially expected that future contract performance over the full contract term at originally anticipated staffing levels would result in profit sufficient to offset early program losses. However, revenues on the contract were not sufficient to offset these losses. The Company has submitted claims against the U.S. government seeking recovery of $1.5 million of the overrun. The Company has recorded these claims as an unbilled receivable, against which it has certain reserves.

       COST OF CONTRACT REVENUES. Cost of contract revenues decreased 8.2% to $80.5 million, or 87.3% of contract revenues, in 1997 from $87.6 million, or 91.1% of contract revenues, in 1996. The decrease in cost of contract revenues as a percentage of contract revenues resulted primarily
from  the  effect  of  changes  in  the   estimated  contract  value  and
profitability of the Eastern Zone contract in 1996. Without giving effect to the reduction in revenues due to the Eastern Zone contract, the cost of contract revenues as a percentage of contract revenues for 1996 was 88.7%. The decrease in cost of contract revenues in 1997 would have been even more significant were it not for the indirect cost impact of $0.9 million related to the sale of the Space and Telecommunications business and start-up costs of $1.0 million related to certain commercial contracts.

     SG&A. Selling, general and administrative expenses ("SG&A") for 1997 increased 40.8% to $7.6 million, or 8.3% of contract revenues, from $5.4 million, or 5.6% of contract revenues, in 1996. Higher costs and reduced revenues accounted for the increase in SG&A as a percentage of contract revenues in 1997. The increase in SG&A reflects the Company's continued investment in infrastructure and in the initiatives required to implement the Company's marketing strategies and increased focus on commercial markets as well as the indirect cost impact of $0.3 million related to the sale of the Space and Telecommunications business.

     SUPPLEMENTAL ESOP CONTRIBUTION. During 1997, the Board of Directors elected to make a one-time supplemental contribution of approximately $3.0 million to the Company's employee stock ownership plan (ESOP). The ESOP allows employees to share in the Company's profitability and helps the Company attract and retain a quality workforce.

     OTHER EXPENSES. Other expenses decreased to $0.7 million in 1997 from $2.4 million in 1996. The decrease is due primarily to the write-off in the fourth quarter of 1996 of capitalized software costs of $0.8 million and $0.9 million related to the Company's unsuccessful initial public offering.

     OPERATING PROFIT (LOSS). As a result of the foregoing, the Company had an operating profit of $0.4 million in 1997 compared to an operating profit of $0.7 million in 1996.

     INTEREST EXPENSE. Interest expense increased to $1.6 million in 1997 from $1.0 million in 1996 due to the payment of additional interest on the subordinated debt as a result of the sale of the Space and telecommunications Systems business to Orbital. Interest expense allocated to discontinued operations was $2.1 million in 1997 and $3.3 million in 1996.

     INCOME (LOSS) FROM DISCONTINUED OPERATIONS. The income from discontinued operations in 1997 was $0.6 million, net of tax benefits of $1.4 million, compared to a loss from discontinued operations of $10.9 million, net of tax benefits of $5.6 million in 1996. The income in 1997 includes a gain on the sale of the segments to Orbital Sciences Corporation of $3.9 million. The loss in 1996 includes charges totaling $9.2 million related to lower profitability on a contract and the write-off of the investment in GEMnet.

     1996 Compared with 1995

     CONTRACT REVENUES. Contract revenues decreased 8.5% to $96.2 million in 1996 from $105.2 million in 1995. An increase in revenue of $3.6 million on the RID contract, $3.4 million on the Nebraska contract and $1.3 million on the Maritech contract was more than offset by the decrease of $11.2 million on the NAWC and NAWC follow-on contracts and $6.5 million on the Eastern Zone contract. Revenues from contracts awarded in full and open competition increased to $96.9 million or 96.9% of contract revenues in 1996 from $89.1 million or 81.4% in 1995.

     In the first quarter of 1996, the Company completed its five-year prime contract with the NAWC at China Lake, California. This represented the last of the Company's significant contracts awarded during its period of eligibility for small business awards, which ended in 1992. This contract represented $20.4 million in revenues in 1995. Although it was ineligible to rebid for this contract as the prime contractor, the Company is a major subcontractor to the small business prime contractor who was awarded the NAWC follow-on contract in April 1996, from which the Company receives approximately 45% of the contract revenues. In 1996, the Company received revenues of $5.1 million from the original NAWC contract and $4.1 million in revenues from the follow-on contract.

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

     The Company initially expected that future contract performance over the full contract term at originally anticipated staffing levels would result in profit sufficient to offset early program losses. However, revenues on the contract were not sufficient to offset these losses. The Company has submitted claims against the U.S. government seeking recovery of $1.5 million of the overrun. The Company has recorded these claims as an unbilled receivable, against which it has certain reserves.

       COST OF CONTRACT REVENUES. Cost of contract revenues decreased 9.3% to $87.6 million, or 91.1% of contract revenues, in 1996 from $96.6 million, or 91.8% of contract revenues, in 1995. Without giving effect to the reduction in revenues due to the Eastern Zone contract, the cost of contract revenues as a percentage of contract revenues for 1996 was 88.7%.

     SG&A. Selling, general and administrative expenses ("SG&A") for 1996 increased 31.9% to $5.4 million, or 5.6% of contract revenues, from $4.1 million, or 3.9% of contract revenues, in 1995. Higher costs and reduced revenues accounted for the increase in SG&A as a percentage of contract revenues in 1996. The increase in SG&A reflects the Company's continued investment in infrastructure and in the initiatives required to implement the Company's marketing strategies and increased focus on commercial markets.

     OTHER EXPENSES. Other expenses increased to $2.4 million in 1996 from $(0.3) million in 1995. The increase is due primarily to the write-off in the fourth quarter of 1996 of capitalized software costs of $0.8 million and $0.9 million related to the Company's unsuccessful initial public offering. Lower expenses in 1995 resulted from a reversal of certain amounts in reserves in 1995 set aside in 1994.

     OPERATING PROFIT (LOSS). As a result of the foregoing, the Company had an operating profit of $0.7 million in 1996 compared to an operating profit of $4.8 million in 1995.

     INTEREST EXPENSE. Interest expense increased to $1.0 million in 1996 from $0.8 million in 1995 due to higher average balances on the Credit Facility due to increased capital expenditures. Interest expense allocated to discontinued operations was $3.3 million in 1996 and $3.2 million in 1995.

     INCOME (LOSS) FROM DISCONTINUED OPERATIONS. The loss from discontinued operations in 1996 was $10.9 million, net of tax benefits of $5.6 million, compared to a loss from discontinued operations of $0.4 million, net of tax benefits of $0.3 million in 1995. The loss in 1996 includes charges totaling $9.2 million related to lower profitability on a contract and the write-off of the investment in GEMnet. The loss in 1995 includes a loss of $0.5 million from the disposal of the Simulation Systems Division.

Liquidity and Capital Resources

     The Company's net income (loss) was ($0.02 million), ($11.0 million), and $1.9 million in 1997, 1996 and 1995, respectively. Its cash flow provided by (used in) operating activities was $(10.2 million), $(5.6 million), and $2.4 million in 1997, 1996 and 1995, respectively. The principal factors accounting for the provision (use) of cash in operating activities in 1997 were $(3.9 million) non-cash gain on disposal of segments, $2.8 million of depreciation and amortization expense, ($3.6) million payment of previously accrued interest, and changes in working capital accounts using $5.6 million of cash. The principal factors accounting for the provision (use) of cash in operating activities in 1996 was the net loss of $11.0 million and an increase in accounts receivable and other net assets of $6.6 million, offset by $5.6 million of depreciation and amortization expense and the $6.4 million write-off of the investment in GEMnet. The principal factors accounting for the provision (use) of cash in operating activities in 1995 were a $0.7 million loss on the disposal of the Simulation Systems Division, $3.2 million of depreciation and amortization expense, $1.0 million provision for receivable allowances, $1.1 million of accrued interest and changes in working capital accounts using $4.0 million of cash.

     Cash provided by (used in) investing activities totaled $14.4 million, $(6.2 million), and $(5.2 million) in 1997, 1996 and 1995, respectively. Proceeds from the sale of segments provided $18 million in 1997. Additions to furniture and equipment were $3.6 million, $6.5 million, and $4.3 million in 1997, 1996 and 1995, respectively. Software development expenditures were $0.1 million in 1996 and $0.8 million in 1995.

     Cash provided by (used in) financing activities was $(4.2 million), $11.5 million, and $(0.9 million) in 1997, 1996 and 1995, respectively. Financing was primarily provided by borrowings under the Credit Facility and offset by the repayment of subordinated debt and acquisition notes and the purchase of treasury stock for the employee stock purchase plan. The Company's net borrowings (payments) under the Credit Facility were $(3.7 million), $12.0 million and $1.3 million for 1997, 1996 and 1995, respectively. The 1997 amount is net of $5 million proceeds from a new three-year term loan. In connection with the sale of the segments to Orbital, $27 million in debt was assumed by the purchaser. Net purchases of treasury stock were $0.1 million, $0.5 million, and $2.0 million in 1997, 1996 and 1995, respectively.

     In  November  1997,  the  Company  entered  into  a  new  three-year agreement with a bank for a credit facility providing the availability to borrow up to $20 million, including a revolving facility of $15 million, which includes a facility for letters of credit up to $4 million, and a new $5 million term  facility.  At  December  31,  1997,  there was $7.4
million outstanding   under  the  revolving  credit  facility  and   $5
million outstanding under the term facility, to be repaid in equal quarterly payments.

     Borrowings under the credit facility are secured by substantially all of the Company's assets and bear interest at either the lender's prime rate or LIBOR plus 1.5% to 2.25% (based on the Company's ratio of total funded debt to earnings before interest, taxes, depreciation and amortization) at the Company's discretion. The weighted average rate in effect for short-term borrowings at December 31, 1997 was approximately 7.7%. Under the agreement, the Company pays an annual commitment fee on the unused credit line and an annual administration fee on the total revolving credit line. The credit facility requires advance approval by the bank for the Company to pay cash dividends. The agreement also includes financial covenants which require the Company to maintain certain financial ratios and restricts capital expenditures.

     In January 1998, the Company completed the $2.0 million tender offer accrued for as of December 31, 1997. The Company believes that cash flow from operations and available bank borrowings will provide adequate funds for continued operations for the next twelve months.

Other Matters

     The "Year 2000" issue concerns the potential exposures related to existing computer programs that use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Company has evaluated, and continues to evaluate, the potential cost associated with becoming Year 2000 compliant. The Company believes that its principal payroll and human resources related systems, which are licensed from and maintained by third party software development companies, are Year 2000 compliant. The Company is in the process of selecting new financial systems which management expects to be Year 2000 compliant. Management does not anticipate that the remaining costs associated with assuring that its internal systems will be Year 2000 compliant will be material to its business, operations or financial condition.

Item 8. Financial Statements and Supplementary Data

     The information required by this item is included under Item 14(a) of this document.

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

     None

                              PART III

Item 10. Directors and Executive Officers of the Registrant

     The following table sets forth certain information regarding the directors and executive officers of the Company as of December 31, 1997:

  NAME                       AGE                POSITION
                             ---           ------------------
  C.E. Velez                  57       President, Chief Executive Officer and
                                         Chairman of the Board
  Gregory H. Wagner           49       Executive Vice President, Chief
                                         Financial Officer and Treasurer
  Terry J. Piddington         54       President, CTA Federal Information
                                         Systems Company
  Harvey D. Kushner(1)        67       Director
  David R. Mackie (1)         59       Director
  Raymond V. McMillan (1)     64       Director
  George W. Morgenthaler(1)   70       Director
  James M. Papada, III(1)     49       Director
  Arturo Silvestrini(1)       67       Director

___________

(1) Member of the Compensation Committee and the Audit Committee of the Board of Directors.
___________

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

     Terry J. Piddington has been President of the Company's Federal Information Systems Company since October 1997 and before that had been Executive Vice President of the Company since February 1987. From 1985 to 1987, he was a Vice President of the Company's Systems Engineering Services Division.

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

     David R. Mackie has been a Director of the Company since 1997. Since 1985 he has been an independent consultant and is currently a Partner in Diplomatic Resolutions, Inc. Prior to 1985, he held various positions with Tandem Computers, where he was one of the co-founders, and Hewlett-Packard.

     Raymond V. McMillan has been a Director of the Company since August 1996 and President of Information Technology Services from April 1996 to his retirement in October 1997 and before that had been Executive Vice President of the Company since February 1991. From 1988 to 1991, he was a Vice President of the Company. From 1984 to 1987, he was a Brigadier General in the Air Force responsible for management of the integration and test of the DOD's Integrated Tactical Warning and Attack Assessment System.

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

     James M. Papada, III has been a Director of the Company since August 1996. Since prior to 1991, he has been a senior partner in the corporate department of the law firm of Stradley, Ronon, Stevens & Young, a limited liability partnership in Philadelphia, Pennsylvania, specializing in merger and acquisition transactions. He is also the Chairman of the Board of Technitrol, Inc., a multi-national, diversified manufacturing company listed on the New York Stock Exchange. He is also a Director of ParaChem Southern, Inc., a manufacturer of specialty chemical products and GlassTech, Inc., a manufacturer of glass tempering and bending systems. From February 1983 until December 1987, Mr. Papada was President and Chief Operating Officer of Hordis Brothers, Inc., a privately held glass fabricator.

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

     Executive officers are reviewed annually by the Board of Directors and serve at the pleasure of the Board.
Item 11. Executive Compensation

     The following table sets forth information regarding the compensation for 1997, 1996 and 1995 of the Company's Chief Executive Officer and the four other most highly compensated executive officers in 1997 (the "Executive Officer Group") for services rendered in all capacities to the Company:

                                SUMMARY COMPENSATION TABLE

                                                        LONG-TERM
                       ANNUAL COMPENSATION             COMPENSATION
                    --------------------------  --------------------------
                                          Other   Res-
                                         Annual tricted
                                         Compen  Stock    Option    Compen
NAME AND PRINCIPAL        Salary  Bonus  sation Awards    Awards    sation
POSITION(S)         Year    ($))   ($)   ($)(1)    ($)       (#)    ($)(2)
                    ----  ------- -----  ------  -----    -------  -------
C.E. Velez          1997  280,000     --  2,090     --       --     14,480
(1)President,       1996  276,743     --  1,870     --     59,010    5,700
Chief Executive     1995  253,454     --  1,691     --       --      6,300
Officer and
Chairman of the
Board

Ricardo de          1997  175,108     --  1,540   44,339     --     11,835
Bastos(3)           1996  134,616     --  1,441  125,000  102,684  338,960(4)
President-Space     1995     --       --    --      --       --       --
and
Telecommunications
Systems and Director

Terry J.            1997  155,000     --  1,396     --       --     14,028
Piddington-         1996  153,350     --  1,221     --     32,666    5,700
Executive Vice      1995  139,412  38,453 1,107     --       --      4,800
President

Raymond V.          1997  142,308  90,000 2,346     --       --     50,759
  McMillan          1996  182,779     --  2,815     --    178,988   12,180
President-          1995  166,385     --  2,616     --       --     16,915
Information
Technology Services (5)
Services (5)

Gregory H. Wagner   1997  167,900  85,000   927     --       --     32,461
  Executive Vice    1996  167,900     --    856     --     85,828    5,700
President, Chief    1995  150,007     --    768     --       --     27,085
Financial Officer
and Treasurer

___________


(1) Represents long term disability premiums and group life insurance premiums for amounts in excess of $50,000.

(2) Includes amounts of the Company's contributions allocated to participants' accounts pursuant to the Company's 401(k) plan and ESOP, other relocation reimbursements and miscellaneous cash payments pursuant to the Company's cafeteria plan.

(3) Mr. de Bastos joined the Company in April 1996 at an annual salary of $200,000 and resigned effective August 15, 1997.

(4) Includes $125,000 (after tax) and relocation expense of $131,003 paid in connection with hiring.

(5)  Mr. McMillan resigned in October 1997.

Option Grants During 1997

     There were no options granted in fiscal 1997 to any member of the Executive Officer Group.

Fiscal Year-End Option Values

     The following table sets forth information concerning the exercise of stock options during fiscal 1997 and the number and value of unexercised stock options held at year end by each member of the Executive Officer Group.

                                            Number of
                                            Securities            Value of
                                            Underlying           Unexercised
                   Shares                   Unexercised         In-the-Money
                  Acquired                   Options at           Options at
                     on       Value         FY-End (#)          FY-End ($)(1)
                  Exercise  Realized        Exercisable/         Exercisable/
  NAME               (#)       ($)         UNEXERCISABLE        UNEXERCISABLE
  -----           --------  --------       -------------        -------------
  C.E. Velez          --        --         19,670/39,340         5,999/11,999
  Ricardo de Bastos   --        --             --                    --
  Terry J.            --        --         10,888/21,778         3,321/6,642
  Piddington
  Raymond V.          --        --         106,994/115,994       14,120/2,824
  McMillan
  Gregory H. Wagner   --        --         11,942/73,886         1,821/22,535

___________



(1) There was no public trading market for the Common Stock on December 31, 1997. Accordingly, solely for purposes of this table, the values in this column have been calculated on the basis of an estimated market price of $5.05 per share, less the aggregate exercise price of the options.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information with regard to the beneficial ownership of the Common Stock as of December 31, 1997 by
(i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director, each executive officer and each member of the Executive Officer Group and
(iii) all current directors and executive officers of the Company as a group:


                                  Shares Beneficially    Percent Beneficially
                                       OWNED (1)              OWNED(2)
  NAME OF BENEFICIAL OWNER
  5% Stockholders:
  C.E. Velez                           4,661,750 (3)          50.6%
  ESOP                                 1,615,318              17.5
  B.A. Claussen                          919,634 (4)          10.0
  Directors and executive officers:
  C.E. Velez                           4,661,750 (3)          50.6%
  Terry J. Piddington                    442,890 (5)           4.8
  Gregory H. Wagner                      135,520 (6)           1.7
  Raymond V. McMillan                    123,782 (7)           1.5
  George W. Morgenthaler                  17,454                *
  Harvey D. Kushner                       12,912 (8)            *
  James M. Papada, III                     4,446                *
  Arturo Silvestrini                       3,034                *
  David R. Mackie                            496                *
  All current directors and
  executive officers as a group
  (9 persons as of December 31,
  1997)                                5,402,284 (9)          58.6%

___________

*    Less than 1%.

(1) Except as otherwise indicated, the persons in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and subject to the information contained in the footnotes to this table. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or group to acquire them as of December 31, 1997 are treated as outstanding only for purposes of determining the number of and percent owned by such person or group. All share amounts are exclusive of shares beneficially owned through the ESOP.

(2) The number of shares of Common Stock deemed outstanding as of December 31, 1997 was 9,213,668 shares, which includes non-qualified options to purchase 462,648 shares of Common Stock granted under the 1991 Plan, which are currently exercisable as of December 31, 1997.

(3) Includes non-qualified options to purchase 19,670 shares of Common Stock granted under the 1991 Plan, which are currently exercisable as of December 31, 1997.

(4) Includes non-qualified options to purchase 200,000 shares of Common Stock granted under the 1991 Plan which are currently exercisable as of December 31, 1997.

(5) Includes non-qualified options to purchase 10,888 shares of Common Stock granted under the 1991 Plan which are currently exercisable as of December 31, 1997.

(6) Includes non-qualified options to purchase 11,942 shares of Common Stock granted under the 1991 Plan which are currently exercisable as of December 31, 1997.

(7) Includes non-qualified options to purchase 106,994 shares of Common Stock granted under the 1991 Plan which are currently exercisable as of December 31, 1997.

(8) Includes non-qualified options to purchase 3,240 shares of Common Stock granted under the 1991 Plan which are currently exercisable as of December 31, 1997.

(9) Includes non-qualified options to purchase 152,734 shares of Common Stock granted under the 1991 Plan which are currently exercisable as of December 31, 1997.

Item 13. Certain Relationships and Related Transactions

     During 1995, the Company discontinued the operations of its Simulation Systems Division, which manufactured aircraft flight simulators for sale or lease. The assets of the division consisted primarily of a cockpit flight simulator and various fixed assets, which had an aggregate value of $3.1 million, net of accumulated depreciation. These assets were sold on September 1, 1995 to a company principally owned by Mr. Claussen, one of the Company's principal stockholders, for two notes secured by the assets with an aggregate principal amount of $2.2 million, bearing interest at the Company's borrowing rate which has ranged between 6.00% and 7.75% per annum, and a 15% minority interest in the entity purchasing the division, which has been assigned a value of $0.2 million. In March 1991, the Company made a loan to Mr. Claussen of $368,623 for the purchase of his new residence. The interest rate on this loan varied from 4.69% to 7.75% per annum and equaled the interest rate on the Company's revolving line of credit under the Credit Facility. Mr. Claussen paid all outstanding principal and accrued interest on the loan in January 1996. During 1997, the Company and Mr. Claussen entered into an employee separation and non-competition agreement under which he will be paid $175,000 per year for a period of five years.

     Between May 1993 and July 1995, the Company made loans aggregating $500,000 to Dr. Velez for the purchase and construction of a new residence, evidenced by a revolving promissory note due August 2000 bearing interest at the same rates applicable to the Company under its Credit Facility. Dr. Velez paid all outstanding principal and accrued interest on the loan in November 1997.

                              PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

14(a) Consolidated Financial Statements and Schedules: PAGE

     Report of Independent Auditors                     F-1

     Consolidated Balance Sheets                        F-2

     Consolidated Statements of Operations              F-4

     Consolidated Statements of Stockholders' Equity    F-5

     Consolidated Statements of Cash Flows              F-8

     Notes to Consolidated Financial Statements         F-10

     Financial Statement Schedules:

          Schedule II - Valuation and Qualifying
                         Accounts and Reserves          F-28

     All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

     Exhibits:

          (23a) Consent of Ernst & Young LLP            F-29
          (23b) Consent and Report of Legg Mason
                Wood Walker, Inc.                       F-30

14(b) Reports on Form 8-K.

     There were no reports on Form 8-K filed during the fourth quarter of 1997.

14(c) Financial Data Schedule















               Report of Independent Auditors


The Board of Directors and Shareholders
CTA INCORPORATED

We have audited the accompanying consolidated balance sheets of CTA INCORPORATED and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CTA INCORPORATED and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                   /s/Ernst & Young LLP

Washington, D.C.
February 28, 1998

                            CTA INCORPORATED

                       Consolidated Balance Sheets


                                                           December 31
                                                     1996                1997
                                                  --------              ------
                                                      (IN THOUSANDS,
                                                    EXCEPT FOR SHARE DATA)
Assets
Current assets:
   Cash and cash equivalents                       $    16               $  -
   Accounts receivable (NOTES 1 AND 3)              30,665              33,300
   Net assets of discontinued operations (NOTE 2)
                                                    34,484               -
   Other current assets (NOTE 4)                     1,690               1,222
Recoverable income taxes (NOTE 8)                    3,537               3,576
                                                    ------              ------
Total current assets                                70,392              38,098

Furniture and equipment (NOTES 1 AND 4)             11,795              11,110
   Accumulated depreciation and amortization
                                                   (8,888)             (8,066)
                                                   -------             -------
                                                     2,907               3,044

   Costs in excess of net assets acquired            5,048               -

Other assets (NOTES 1, 4, AND 8)                     5,110               4,146
                                                   -------             -------
Total assets                                       $83,457             $45,288
                                                   =======             =======

                            CTA INCORPORATED

                       Consolidated Balance Sheets

                                                           December 31
                                                    1996                1997
                                                  --------            --------
                                                           (IN THOUSANDS,
                                                       EXCEPT FOR SHARE DATA)
Liabilities and stockholders' equity
Current liabilities:
   Notes payable - line of credit(NOTE 5)          $28,335             $ 7,445
   Current portion of long-term debt                     -               1,667
   Accounts payable                                 10,266               5,788
   Accrued expenses (NOTE 4)                         3,686               3,156
   Excess of billings over costs and contract
   prepayments                                       2,733               2,738
   Other current liabilities                           757                 270
   Accrued tender offer (NOTE 7)                         -               2,019
   Deferred income taxes (NOTE 8)                    1,377               2,427
                                                    ------              ------
Total current liabilities                           47,154              25,510

Long-term debt, less current portion (NOTE 5)       15,000               3,333
Other long-term liabilities                          3,510                 635

Commitments and contingencies (NOTE 11)                  -                   -
Stockholders' equity (NOTE 7):
   Preferred stock, $1.00 par value, 1,000,000
   shares
    authorized and none issued                           -                   -
   Common stock, $.01 par value, 20,000,000
   shares
    authorized and 10,000,000 issued                   100                 100
   Capital in excess of par value                    7,943               7,869
   Retained earnings                                14,550              14,528
                                                    ------              ------
                                                    22,593              22,497
 Notes receivable from employees
  (NOTE 10)                                          (698)               (698)
 Treasury stock, at cost (894,704
  shares in 1996 and 1,248,980
  shares in 1997)                                  (4,102)             (5,989)
                                                   -------             -------
Total stockholders' equity                          17,793              15,810
                                                   -------             -------
Total liabilities and stockholders' equity         $83,457             $45,288
                                                   =======             =======

SEE ACCOMPANYING NOTES.       F-3

                            CTA INCORPORATED

                  Consolidated Statements of Operations

                                           Year ended December 31
                                 1995              1996               1997
                               -------            -------           --------
                                   (IN THOUSANDS, EXCEPT FOR SHARE DATA)
(S)                                                                 (C)
Contract revenues              $105,224           $96,246           $92,239
 Cost of contract revenues       96,633            87,644            80,503
Selling, general and
 administrative expenses          4,117             5,431             7,649
Supplemental ESOP
 contribution (NOTE 6)              -                 -               2,958
Other expenses                     (292)            2,447               710
                               --------           -------            ------
Operating profit                  4,766               724               419
Interest expense                    850               969             1,589
                                  -----               ---             -----
Income (loss) before
  income taxes                    3,916              (245)           (1,170)
Income taxes (benefit) (NOTE 8)   1,567               (80)             (500)
                                  -----              ----            ------
Income (loss) from continuing
  operations                      2,349              (165)             (670)
 Discontinued operations(NOTE 2):
  Income (loss) from discontinued
    operations, net of income taxes  62           (10,872)            (3,272)
  Gain (loss) on disposal of
    segments, net of income taxes  (465)              -                3,920
                                   ----           -------             ------

Income (loss) from discontinued
 operations                        (403)          (10,872)               648
                                  -----          --------               ----
Net income (loss)                $1,946          $(11,037)              $(22)

Earnings (loss) per share
 (NOTE 9):
   Continuing operations         $  .27          $   (.02)          $   (.07)
   Discontinued operations         (.05)            (1.22)               .07
                                 ------          --------           --------
Earnings (loss) per share        $  .22          $  (1.24)          $    .00

Earnings (loss) per share -
   assuming dilution (NOTE 9):
   Continuing operations         $  .25          $   (.02)          $   (.07)
   Discontinued operations         (.04)            (1.22)               .07
                                 ------          --------           --------
Earnings (loss) per share -
assuming dilution                $  .21          $  (1.24)          $    .00

SEE ACCOMPANYING NOTES.

                            CTA INCORPORATED

             Consolidated Statements of Stockholders' Equity


                   Common   Stock  Capital          Notes
                  ---------------   in              Rcv      Treasury Stock
                             Par   Excess  Retained from   -----------------
                   Shares    Value  Par    Earnings Empl    Shares      Cost
                 ---------- -----  -----   -------  ----   ---------  ------
                                 (IN THOUSANDS, EXCEPT FOR SHARE DATA)
Balance at
January 1, 1995  10,000,000  $100  $8,872  $23,641  $ -   1,108,370    $4,663
Purchase of
treasury stock        -        -      -       -       -     147,684       684

Exercise of stock
options               -        -      (46)    -       -     (79,000)     (283)
Compensatory
issuance of common
stock to
employees/
directors             -        -       58     -       -     (52,274)     (187)

Issuance of stock
for acquisition
notes payable         -        -       89     -       -     (79,872)     (286)

Purchase of
treasury stock
from ESOP             -        -       -      -       -     276,200     1,296

Net income            -        -       -     1,946    -        -          -
                  ---------- ------  -----  ------ -----    -------     -----
Balance at December
31, 1995         10,000,000   100   8,973   25,587    -   1,321,108     5,887

Purchase of
treasury stock        -        -       -      -       -     125,368       590

Sale of treasury
stock                 -        -         8    -       -      (7,826)      (28)

Exercise of stock
options               -        -    (1,452)   -       -    (449,340)   (1,935)



                                    F-5

Compensatory
issuance of common
stock to
employees/
directors             -        -         7    -       -     (15,576)      (67)

Issuance of stock
for acquisition
notes payable         -        -        30    -       -     (79,030)     (345)

Tax benefit of
non-qualified
stock options
exercised             -        -       377    -       -        -           -

Issuance of stock
to employees for
notes receivable      -        -        -     -      698       -           -

Net loss              -        -        -  (11,037)   -        -           -
                ------------ ----  ------- -------- ----    --------    ------
Balance at December
31, 1996          10,000,000  100    7,943  14,550   698    894,704     4,102

Purchase of
treasury stock
(NOTE 7)              -        -        -     -       -     466,500     2,381

Exercise of stock
options               -        -      (191)   -       -     (89,870)     (392)

Compensatory
issuance of common
stock to
employees/
directors             -        -        12    -       -     (22,354)     (102)

Tax benefit of
non-qualified
stock options
exercised             -        -       105    -       -        -           -

Net loss              -        -        -      (22)   -        -           -
                  ---------- ----   ------ -------  ----  ---------   -------
Balance at December
31, 1997          10,000,000 $100   $7,869 $14,528  $698  1,248,980   $ 5,989

SEE ACCOMPANYING NOTES.

                        CTA INCORPORATED

            Consolidated Statements of Cash Flows



                                                  Year Ended December 31
                                             -------------------------------
                                             1995        1996           1997
                                           -------    ---------     ---------
                                                      (IN THOUSANDS)
Operating activities
Net income (loss)                          $ 1,946    $(11,037)       $   (22)
Adjustments to reconcile net
 income (loss) to  net cash
 provided by (used in) operating
 activities:
   Loss on disposal of SIM                     718        -              -
   Gain on disposal of segments                 -         -            (3,920)
   Depreciation and amortization:
    Furniture and equipment                  2,877       3,734          2,612
    Capitalized software development costs     131       1,108             76
    Other noncurrent assets                    610       1,018            390
    Deferred lease incentives                 (382)       (292)          (271)
   Provision for receivable allowances        (990)        300            360
   Accrued interest on subordinated debt     1,063       1,034         (3,590)
   Other noncash expenses                      432          (8)          (224)
   Changes in assets and liabilities:
    Accounts receivable                       (233)     (4,106)           901
    Recoverable income taxes                (2,707)       (639)          (906)
    Other assets                               933      (2,353)           463
    GEMnet investment                       (1,011)      6,437             -
    Accounts payable and accrued expenses    5,089       1,595         (5,017)
     Excess of billings over costs and contract
     prepayments                            (4,816)      1,556         (3,180)
    Deferred income taxes, net              (1,299)     (3,900)         2,100
                                            ------      ------         ------
Net cash provided by (used in) operating
 activities                                  2,361      (5,553)       (10,228)

Investing activities:
 Investments in furniture and equipment     (4,327)     (6,469)        (3,584)
 Proceeds from sale of segments               -           -            18,000
 Capitalized computer software                (832)        (87)          -
 Other                                        -            351           -
                                            ------      ------         ------
Net cash provided by (used in) investing
  activities                                (5,159)     (6,205)        14,416

                      CTA INCORPORATED

                                                 Year Ended December 31
                                         1995            1996            1997
                                        ------         --------        ------
                                                       (IN THOUSANDS)
Financing activities
Net borrowings (payments) under
    bank line of credit agreement        1,324           12,011        (8,684)
 Proceeds from term loan                  -                -            5,000
 Repayment of subordinated debt           -                -             (450)
 Repayment of acquisition notes           (375)            (375)         -
 Proceeds from deferred lease incentives   150              315          -
 Purchase of treasury stock             (1,980)            (458)         (104)
 Proceeds from exercise of stock options    12               10            34
 Other                                    -                  36          -
                                        ------           ------        ------
Net cash provided by (used in) financing
 activities                               (869)          11,539        (4,204)
                                        ------           ------        ------
Net decrease in cash and cash
 equivalents                            (3,667)            (219)          (16)
Cash and cash equivalents at
  beginning of period                    3,902              235            16
                                         -----              ---           ---
Cash and cash equivalents at
  end of period                        $   235            $  16         $  -
                                       =======            =====         =====

 Supplemental Information
 Cash paid during the year for:
   Income taxes                       $  5,115         $    226      $    117
   Interest                           $  2,863         $  2,836      $  8,807
 Noncash investing and financing
  activities:
   Debt assumed by purchaser (NOTE 2) $   -            $   -         $ 27,000
   Purchase of treasury stock (NOTE 7)$   -            $   -         $  2,019
   Investment in EarthWatch           $   -            $  2,038      $   -
   Conversion of note to common stock $    375         $    375      $   -
   Common stock issued for notes      $    225         $    473      $   -

SEE ACCOMPANYING NOTES.

                      CTA INCORPORATED

         Notes to Consolidated Financial Statements

                      December 31, 1997


1. The Company and Significant Accounting Policies

CTA INCORPORATED (the Company) provides information technology services to Federal, State and commercial markets including Year 2000 services, network design and implementation, mainframe to client-server conversions, software language upgrades, database development and maintenance, electronic data interchange and automated enterprise management technologies. During 1995, the Company disposed of its aircraft simulation systems business. During 1997, the Company disposed of its Space and Telecommunications Systems and its Mobile Information and Communications Services businesses.

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

An important focus of the Company's efforts to pursue commercial markets is to assist state and local governments and commercial companies address the Year 2000 Issue with their information systems. The Year 2000 Issue arises because many electronic data processing systems will be unable to process year-date data accurately beyond the year 1999. The Company believes it has instituted reasonable contract management practices to control the financial risk of performance on these contracts.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.



                              F-9
                      CTA INCORPORATED

   Notes to Consolidated Financial Statements (continued)

1. The   Company    and   Significant   Accounting   Policies
   (continued)

Furniture and Equipment

Furniture and equipment are carried at cost. Depreciation is computed based upon accelerated methods using estimated useful lives of three to seven years. Leasehold improvements are amortized on a straight-line basis over the terms of the leases, which range from one to ten years. Purchased computer software used by the Company is amortized on a straight-line basis over a three-year period.

Contracts Revenues and Related Contract Costs

Revenues result from services performed for the U.S. government and commercial customers under a variety of long-term contracts and subcontracts, some of which provide for reimbursement of costs plus fixed fees and/or award fees, and others which are fixed-price type. Revenues on cost-type contracts are recognized as costs are incurred on the basis of direct costs plus allowable indirect expenses and an allocable portion of a fixed fee. Award fees on cost-type contracts are recognized as earned. Revenues on fixed-price type contracts are recognized using the percentage-of-completion method of accounting, based on contract costs incurred to date compared with total estimated costs at completion or other measures of progress on the contract. Estimated contract revenue at completion includes contract incentive fees at estimated realizable amounts. Revenues from time and materials contracts are recognized based on hours worked at amounts represented by the agreed-upon billing amounts.

When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. The effect of these adjustments could be material to interim or annual operating results. The Company provides for anticipated losses, if any, on contracts and allowances for receivables during the period in which they are first identified.

Contract costs, including indirect costs for cost-type contracts, are subject to audit by government representatives. Such audits have been completed through 1992. Management believes that any adjustments resulting from determinations for subsequent periods and contract close-outs will not have a significant impact on the Company's consolidated financial position or results of operations.

                      CTA INCORPORATED

1.   The   Company   and   Significant   Accounting  Policies
(continued)

Stock-Based Compensation

Compensation expense is recognized for stock options and other stock grants to the extent the exercise price is less than the fair market value of the Company's common stock at the date of grant.

New Accounting Pronouncements

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated to conform to the SFAS No.128 requirements (see Note 9).

The Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, in 1997. SFAS No. 131 supercedes SFAS No. 14, replacing the "industry segment approach" with the "management approach," whereby companies report financial and descriptive information about their operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally and are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments (see Note 13).

Reclassifications

Certain prior year balances have been reclassified to conform with the current period presentation.








                            F-11
                      CTA INCORPORATED

   Notes to Consolidated Financial Statements (continued)



2. Disposal of Segments

In August 1997, the Company sold its Space and Telecommunications Systems and its Mobile Information and Communications Services businesses to Orbital Sciences Corporation in exchange for $18 million in cash and assumption by Orbital of certain liabilities of the Company. In addition, Orbital paid to certain lenders of the Company an aggregate of $27 million in partial satisfaction of the Company's obligations to such lenders. The final purchase price is subject to certain adjustments, however, in the opinion of management, such adjustments, if any, will not have a material effect on the financial position or the fuure results of operations of the Company. The Company also is entitled to receive certain deferred consideration for future sales of STARBus satellites and satellite busses and 3% of all cumulative revenues attributable to the GEMtrak monitoring system in excess of a threshold amount of $50 million.

The consolidated statements of operations exclude sales and expenses of discontinued operations from captions applicable to continuing operations. The discontinued operations include an allocation of interest expense based on the proportion of debt paid by Orbital to the Company's total debt outstanding at the time of the sale. Interest expense allocated to discontinued operations was $2.1 million in 1997, $3.3 million in 1996 and $3.2 million in 1995. Net sales of the Space and Telecommunications Systems business prior to its disposition were $66.8 million in 1997, $83.5 million in 1996 and $111.8 million in 1995. There were no sales for the Mobile Information and Communications Services business prior to its disposition. The income (loss) from operations of the disposed businesses was $(3.3) million in 1997, $(10.9) million in 1996 and $1.3 million in 1995, net of income tax. The operating loss in 1996 includes charges totaling $9.2 million related to lower profitability on a contract and the write-off of the investment in GEMnet. The 1997 gain from disposal of the businesses was $3.9 million, net of income tax. The income tax provision (benefit) related to these discontinued segments was $(1.4) million in 1997, $(5.6) million in 1996 and $0.9 million in 1995.






                              F-12


                    CTA INCORPORATED

   Notes to Consolidated Financial Statements (continued)



2. Disposal of Segments (continued)

During 1997, the Company also sold its Advanced Information Systems (AIS) division for approximately $0.4 million. The net contract revenues of AIS prior to its disposition were $0.9 million in 1997, $2.9 million in 1996 and $3.7 million in 1995 and are included in continuing operations.

In September 1995, the Company sold its Simulation Systems Division (SIM) to a former director and a principal stockholder of the Company and other investors in exchange for two notes secured by the assets of the division with an aggregate principal amount of $2.2 million, bearing interest at the Company's borrowing rate and a 15% minority interest in the purchasing entity, valued at $0.2 million. The assets of the division consisted primarily of a cockpit flight simulator and various fixed assets, which had an aggregate net book value of $3.1 million. Realization of the investment and notes receivable totaling $0.2 million are dependent primarily on the future success of the business and/or the collateral securing the note, while the realization of a note totaling $1.8 million is dependent on the proceeds from the use or sale of the simulator. The investment and notes receivable are periodically reviewed by management for impairment considering, among other factors, the estimated fair value of the collateral.

Net sales of SIM prior to its disposition were $0.5 million in 1995. The loss from operations of the SIM business, which is reported in discontinued operations, was $1.3 million in 1995, net of income tax. The 1995 loss from disposal of the business was $0.5 million, net of income tax. The income tax benefit related to this discontinued business was $1.2 million in 1995.














                              F-13
                    CTA INCORPORATED

   Notes to Consolidated Financial Statements (continued)


3. Accounts Receivable

                                                          December 31
                                                  1996                  1997
                                                 -------              -------
Accounts receivable:                                     (IN THOUSANDS)
 U.S. Government:
   Billed                                         $21,969             $17,556
   Unbilled:
     Contracts in progress                          6,106               4,659
     Amounts awaiting contractual coverage
                                                    4,338               4,192
     Revenue awaiting government approval of final
     indirect rates or contract close-out
                                                    1,360                 242
  Commercial Customers:
   Billed                                               -               5,646
   Unbilled:
    Contracts in progress                               -               4,473
                                                   33,773              36,768
   Less allowances                                 (3,108)             (3,468)
                                                  $30,665             $33,300

Contracts in progress consist primarily of revenues on long-term contracts that have been recognized under the percentage-of-completion method for accounting purposes but not billed to customers. These amounts generally will be billable upon product delivery or satisfaction of other contract requirements.

Amounts awaiting contractual coverage include amounts for which the Company expects to obtain the necessary contract modifications in the normal course of business. At December 31, 1996 and 1997, approximately $2.9 million and $2.2 million respectively, is related to situations where disputes regarding the extent of contractual coverage have resulted in legal actions or formal claims. The Company has provided allowances that it believes adequately provide for the resolution of these and other matters. The Company expects to realize substantially all billed and unbilled receivables within one year.








                              F-14
                    CTA INCORPORATED

   Notes to Consolidated Financial Statements (continued)



4. Composition of Certain Financial Statement Balances

                                                            December 31
                                                     1996                1997
                                                    ------             -------
                                                         (IN THOUSANDS)
Other current assets:
   Receivables from employees and stockholders
   (NOTE 10)                                         $1,175            $    76
   Prepaid expenses                                     253                495
   Other                                                262                651
                                                     ------             ------
                                                     $1,690             $1,222
Furniture and equipment:
 Data processing equipment                           $8,353             $7,513
 Office furniture and equipment                       2,425              2,805
 Other equipment                                        351                115
 Leasehold improvements                                 666                677
                                                     ------              -----
                                                     11,795             11,110
 Accumulated depreciation and amortization
                                                     (8,888)            (8,066)
                                                    -------            -------
                                                    $ 2,907             $3,044
Other assets:
 Investment in and notes receivable from SIM (NOTE
 2)                                                  $2,138             $2,218
   Capitalized software costs, net                      525                -
   Deferred tax asset (NOTE 8)                        1,385                935
   Other                                              1,062                993
                                                     ------             ------
                                                     $5,110             $4,146
Accrued expenses:
 Salaries and incentives                             $3,253             $3,106
 Employee benefit plans                                 147                -
 Other                                                  286                 50
                                                     $3,686             $3,156

                    CTA INCORPORATED

5. Notes Payable and Subordinated Debt

Bank Debt

In November 1997, the Company entered into a new three-year agreement with a bank for a revolving credit facility providing the availability to borrow up to $15 million, which includes a facility for letters of credit up to $4 million and which also provides a new $5 million term facility. At December 31, 1997, there was $7.4 million outstanding under the revolving credit facility and $5 million outstanding under the term facility, to be repaid in equal quarterly payments.

Borrowings under the credit facility are secured by substantially all of the Company's assets and bear interest at either the lender's prime rate or LIBOR plus 1.5% to 2.25% (based on the Company's ratio of total funded debt to earnings before interest, taxes, depreciation and amortization) at the Company's discretion. The weighted average rate in effect for short-term borrowings at December 31, 1997 was approximately 7.7%. Under the agreement, the Company pays an annual commitment fee on the unused credit line and an annual administration fee on the total revolving credit line. The credit facility requires advance approval by the bank for the Company to pay dividends. The agreement also includes financial covenants which require the Company to maintain certain financial ratios and restricts capital expenditures.

The balance outstanding at December 31, 1996 under the previous credit facility was $28.3 million. The weighted average interest rate in effect for short-term borrowings at that date was approximately 7.6%.

Subordinated Debt

In December 1993, the Company entered into a note purchase agreement (the "Notes Agreement") providing for $15 million aggregate principal amount of unsecured, senior subordinated notes (the "Notes"). The Notes bore interest at 12.0% per annum (13.0% effective April 1, 1996), payable quarterly. The Company was required at the election of the holder to repurchase the Notes at the unpaid principal amount, plus accrued interest, at the occurrence of a transaction which resulted in a change in

                    CTA INCORPORATED

5. Notes Payable and Subordinated Debt (continued)

control of ownership of the Company or a "Qualifying Sale" of the Company's common stock as defined by the Notes Agreement. The Notes also provided for payment of contingent interest over and above the 13.0% fixed rate upon the occurrence of a "Qualifying Sale." The sale of the Space and Telecommunications Systems business as described in Note 2 was a "Qualifying Sale." As a result, the subordinated debt was repaid along with accrued interest and contingent interest of $5.8 million.

6. Employee Benefit Plans

Substantially all of the Company's employees are eligible to participate in the Company's employee stock ownership plan
(ESOP). The ESOP is designed to enable participating employees to share in the growth and prosperity of the Company while providing them with the opportunity to accumulate capital for their future. The ESOP allows only Company contributions, in cash or in common stock, as determined by the Board of Directors. During 1997, the Board elected to make a one-time supplemental contribution of approximately $2.9 million. Contributions are proportionately allocated on the basis of each eligible participant's compensation. Employee vesting in benefits ranges from 40% at the end of two years to 100% at the end of four years. Shares of the Company's common stock which may ultimately be distributed by the ESOP to participants carry certain limited provisions for repurchase by the Company. Through December 31, 1997, no shares of the Company's common stock have been distributed by the ESOP. At December 31, 1996 and 1997, the ESOP owned 1,029,440 and 1,615,318 shares, respectively, of the Company's common stock, all of which have been allocated to plan participants.

The Company and its subsidiaries maintain 401(k) savings plans which allow for Company and employee contributions based upon a percentage of the participating employee's salary. Employee vesting in Company contributions ranges from one to four years. The Company's 401(k) plan owned 140,000 shares of the Company's common stock at December 31, 1996 and 1997.

Amounts charged to expense under the above plans were approximately $2.1 million, $2.0 million and $4.2 million (including the supplemental contribution) for the years ended December 31, 1995, 1996 and 1997, respectively. The Company currently provides no significant other post retirement benefits.

                      CTA INCORPORATED

7. Common Stock and Stock Options

All of the Company's outstanding shares contain restrictions on transferability. Shares of common stock held by the Company's principal stockholder are subject to a buy-sell arrangement with the Company which contains repurchase features under specified circumstances. At December 31, 1997, none of the specified circumstances exist.

The Company completed a tender offer for 399,946 shares at $5.05 per share on December 31, 1997 which resulted in a corresponding increase of treasury stock. The Board of Directors declared a two-for-one stock split for all shares outstanding on January 15, 1998 which is reflected for all periods presented in these financial statements.

In December 1991, the Company adopted the 1991 Stock Option and Purchase Plan which reserves 2,600,000 common shares for the granting of incentive or non-qualified stock options or stock purchase rights through 2001. The Compensation Committee of the Board of Directors is authorized to grant options and purchase rights and to establish the respective terms, subject to certain restrictions. Options generally are for terms of five to ten years and provide for vesting periods of three years. As of December 31, 1997, options for 1,504,750 shares are available for grant under this plan. The weighted average grant date fair value of an option granted during the years ended December 31, 1995, 1996 and 1997 was $2.03, $1.91 and $1.60, respectively. The Company uses the Black-Scholes model to estimate the fair values of options, assuming a risk-free interest rate equal to the ninety-day U.S. Treasury Bill rate, expected lives of five to ten years, an expected volatility factor of .236 and no expected dividends. The Company recognized no compensation expense for stock option grants during the three years in the period ended December 31, 1997.

                    CTA INCORPORATED

7. Common Stock and Stock Options (continued)


                                                   Number of Shares
                                                 Year ended December 31
                                               1995        1996       1997
                                            ---------    -------   ---------
Options outstanding at beginning of year
 (weighted average exercise price of $2.08
 in 1995, $1.90 in 1996 and $3.96 in 1997)
                                            1,175,950    934,450   1,282,126
 Granted (weighted average exercise price of
 $4.68 in 1995, $4.74 in 1996 and $5.05 in
 1997)                                         30,500    799,016      13,574
 Canceled (weighted average exercise price
 of $3.04 in 1995, $2.09 in 1996 and $4.61
 in 1997)                                    (193,000)    (2,000)   (357,950)
 Exercised (weighted average exercise price
 of $3.00 in 1995, $1.07 in 1996 and $2.24
 in 1997)                                     (79,000)  (449,340)    (89,870)
                                            ---------   --------    --------
Options outstanding at end of year
 (weighted average exercise price of $1.90
 in 1995, $3.96 in 1996 and $4.08 in 1997)
                                              934,450  1,282,126     847,880
                                            =========  =========    ========
 Options exercisable at end of year
 (weighted average exercise price of $1.66
 in 1995, $2.48 in 1996 and $3.16 in 1997)
                                              824,244    391,022     462,648
                                              =======    =======     =======

                    CTA INCORPORATED

7. Common Stock and Stock Options (continued)

Range of Exercise Prices                          December 31, 1997
$2.01-$3.00:
 Options outstanding:
   Number of shares                                     266,000
   Weighted average exercise price                        $2.17
   Weighted average remaining contractual life (in          1.7
   years)
 Options exercisable:
   Number of shares                                     266,000
   Weighted average exercise price                        $2.17
$3.58-$5.05:
 Options outstanding:
   Number of shares                                     581,880
   Weighted average exercise price                        $4.95
   Weighted average remaining contractual life (in          3.2
   years)
 Options exercisable:
   Number of shares                                     196,648
   Weighted average exercise price                        $4.49

Pro  forma   compensation  expense  associated  with  options
granted subsequent to December 31, 1994 generally is recognized over a three year vesting period; therefore, the initial impact of applying SFAS No. 123 on pro forma net income (loss) for 1995 and 1996 is not representative of the impact on pro forma net income in 1997 and future years, when the pro forma effect is fully reflected. The Company's pro forma information follows:

                                                 Year ended December 31
                                           1995         1996          1997
                                          ------       ------       -------
                                         (IN THOUSANDS, EXCEPT FOR SHARE DATA)
Pro forma income (loss) from
   continuing operations                  $2,325       $(327)        $(964)
Pro forma earnings (loss) per share
        Basic                               $.26       $(.04)        $(.10)
        Diluted                             $.24       $(.04)        $(.10)

                    CTA INCORPORATED

8. Income Taxes

The provision (benefit) for income taxes attributable to continuing operations consisted of the following components:

                                               Year ended December 31
                                          1995           1996          1997
                                        -------         ------        ------
                                                   (IN THOUSANDS)
Current:
 Federal                                $ 2,140          $(20)       $(2,400)
 State                                      410            -            (200)
                                        -------          ----        -------
                                          2,550           (20)        (2,600)
Deferred:
 Federal                                   (875)          (50)         2,000
 State                                     (108)          (10)           100
                                        -------          ----        -------
                                           (983)          (60)         2,100
                                        -------          ----        -------
                                        $ 1,567          $(80)         $(500)
                                        =======          ====        =======

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                      CTA INCORPORATED

8. Income Taxes (continued)

                                                        December 31
                                                    1996         1997
                                                   ------       ------
                                                        (IN THOUSANDS)
Current deferred tax liabilities:
 Unbilled receivables                              $5,820       $5,425
 Other                                                185          135
                                                   ------       ------
                                                    6,005        5,560
Current deferred tax assets:
 Contract provisions and allowances                 3,707        2,482
 Accrued vacation                                     704          510
 Other accruals                                       217          141
                                                    -----       ------
                                                    4,628        3,133
                                                   ------       ------
Net current deferred tax liabilities               $1,377       $2,427
                                                   ======       ======
Long-term deferred tax assets:
 Accrued interest on subordinated debt             $1,240       $  -
 Net operating loss carryforward                      504          350
 Other                                                145          935
                                                   ------       ------
                                                    1,889        1,285
 Less: valuation allowance                           (504)        (350)
                                                   ------       ------
Net long-term deferred tax assets                  $1,385       $  935
                                                   ======       ======

A  reconciliation  of  income  tax  expense at the  statutory
Federal rate to income tax expense related to continuing operations at the Company's effective income tax rate is as follows:

                                                Year ended December 31
                                          1995          1996           1997
                                         ------        -----          ------
                                                   (IN THOUSANDS>

Federal income taxes at statutory rate   $1,331        $(83)          $(398)
State income taxes, net of Federal tax
benefit                                     181         (31)            (60)
Other                                        55          34             (42)
                                         ------       -----           -----
                                         $1,567        $(80)          $(500)
                                         ======       =====           =====

                      CTA INCORPORATED

9. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                 Year ended December 31
                                            1995           1996        1997
                                          --------       --------    --------
                                        (IN THOUSANDS, EXCEPT FOR SHARE DATA)
Numerator:
 Income (loss) from continuing operations  $2,349       $   (165)   $  (670)
 Income (loss) from discontinued
 operations                                  (403)       (10,872)       648
Net income (loss) for both basic and
                                           ------       --------    -------
diluted earnings per share                 $1,946       $(11,037)   $   (22)

Denominator:
 Denominator for basic earnings
   per share ---
     Weighted average shares outstanding   8,862,530    8,875,086   9,092,214
 Dilutive potential common shares:
     Employee stock options                  556,006         -           -
                                           ---------    ---------   ---------
Denominator for diluted earnings per share
--- Adjusted weighted average shares and
assumed conversions                         9,418,536   8,875,086   9,092,214

Due to a loss from continuing operations in 1996 and 1997, employee stock options are considered anti-dilutive and not included in the denominator for diluted earnings per share.

                         CTA INCORPORATED

10. Transactions with Related Parties

The Company made loans in prior years to two of its principal stockholders for relocation costs that include the purchase of new residences. The loans were made in exchange for promissory notes and were secured by deeds of trust on residential property. The loans bore interest at the same rates applicable to the Company's revolving line of credit. The remaining indebtedness of approximately $111,000 on one of these loans was paid in 1996. The remaining outstanding loan of approximately $600,000 was repaid in 1997.

The Company made loans in prior years totaling $884,000 to certain officers and employees related to the exercise of options to acquire common stock. Amounts related to the stock exercise price are presented as a reduction of stockholders' equity. The notes are for five years and bear interest at the same rates paid by the Company.

11. Commitments and Contingencies

Operating Leases

The Company has operating leases for all of its office space and various computer and office equipment. Most of the office space leases require the Company to pay maintenance and operating expenses such as taxes, insurance and utilities and also include provisions for renewal.

Certain of the leases contain provisions for periodic rate escalations to reflect changes in the consumer price index. Total rent expense from continuing operations for the years ended December 31, 1995, 1996 and 1997 was $3.1 million, $2.7 million and $2.4 million, respectively.

                      CTA INCORPORATED

11. Commitments and Contingencies (continued)

Operating Leases (continued)

At December 31, 1997, total future minimum rental commitments under non-cancelable leases are summarized as follows (in thousands):

1998                                   $  2,650
1999                                      1,743
2000                                        794
2001                                        544
2002                                        354
2003 and after                              321
                                       --------
                                       $  6,406
                                       ========

At December 31, 1997, the Company had a 6.75% limited partnership interest in its corporate headquarters building in Rockville, Maryland that vests up to 9.5% over the life of the lease.

Litigation

In October 1996, a former employee of the Company filed suit against the Company alleging, among other things, breach of contract in connection with a profit sharing agreement. Subsequently, the litigation was stayed by agreement of the parties because the profit sharing agreement called for mandatory and binding arbitration. The Company intends to vigorously defend itself against the claims. Management of the Company, after reviewing developments with legal counsel, is of the opinion that the outcome of this matter will not have a material adverse effect on the financial position or future operations of the Company.

The Company is involved in certain other litigation incidental to its business. Management of the Company, after reviewing developments with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the financial position or future operations of the Company.

                      CTA INCORPORATED

12. Other Information

Major Customers

The percentage of contract revenues from U.S. Government customers that comprise 10% or more of total revenues were as follows:

                                              Year ended December 31
                                      1995            1996            1997
                                      ----            ----            ----
    Department of Defense              64%             63%             47%
    General Services Administration    17%             14%             16%

13. Operating Segments

The Company has two principal operating segments: Federal and Commercial Information Technology Systems. Segment data has been adjusted from previously reported amounts to reflect treatment of the Space and Telecommunications Systems and the Mobile Information and Communications Services businesses and Simulation Systems Division as discontinued operations. The following table provides certain financial information for each operating segment:

                                               Year ended December 31
                                      1995             1996            1997
                                     ------           ------          ------
                                                   (IN MILLIONS)
Contract revenues:
 Federal                             $105.2            $91.9           $73.4
 Commercial                             -                4.3            18.8
                                     ------            -----           -----
                                     $105.2            $96.2           $92.2
Operating profit (loss):
 Federal                             $  4.5           $  2.4          $  3.0
 Commercial                             -                0.7             1.1
 Other expense                          0.3             (2.4)           (3.7)
                                     ------           ------          ------
                                     $  4.8           $  0.7          $  0.4

                      CTA INCORPORATED

13. Operating Segments (continued)

                                              Year ended December 31
                                         1995         1996          1997
                                        ------       ------        ------
                                                  (IN MILLIONS)
Depreciation and amortization expense:
 Federal                                $  1.6       $  2.4        $  0.8
 Commercial                                 -            -            0.4
 Discontinued operations                   1.6          3.2           1.6
Capital expenditures:
 Federal                                $  1.4       $  1.0        $  0.4
 Commercial                                 -            -            1.4
 Discontinued operations                   3.8          5.5           1.8
Identifiable assets:
 Federal                                $ 42.4       $ 29.8        $ 27.4
 Commercial                                 -           3.0          12.0
 Discontinued operations                  39.5         42.8            -
 General corporate assets                  9.7          7.8           5.9
                                        ------      -------        ------
                                        $ 91.6      $  83.4        $ 45.3
                                        ======      =======        ======

The operating profit in 1996 for the Federal operating segment was adversely impacted by a $2.6 million adjustment to the profitability of the General Services Administration - Eastern Zone contract. Other expenses in 1996 include $0.9 million related to an unsuccessful initial public offering. Other expenses in 1997 include $2.9 million for a supplemental ESOP contribution.

                         Schedule II


                    CTA INCORPORATED
         Valuation and Qualifying Accounts and Reserves
                         ($000)

               ALLOWANCE FOR DOUBTFUL ACCOUNTS


                   Balance,  Charged to
                  Beginning    Costs    Charged to                 Balance,
                     of         and       Other                    End of
DESCRIPTION        Period     Expenses   Accounts  Deductions      Period

For the year ended
December 31, 1995  $3,690       $200       $292       $1,482       $2,700

For the year ended
December 31, 1996  $2,700       $300       $108       $  0         $3,108

For the year ended
December 31, 1997  $3,108       $600       $ 94       $  334       $3,468


          CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS





     We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-71128) pertaining to the Defined Contribution 401(k) Retirement Plan of CTA
INCORPORATED and in the related prospectus of our report dated February 28, 1998, with respect to the consolidated financial statements of CTA INCORPORATED included in the Annual Report (Form 10-K) for the year ended December 31, 1997.

                                   /s/Ernst & Young LLP

Washington, D.C.
March 26, 1998






CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS





     We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-71128) pertaining to the Defined Contribution 401(k) Retirement Plan of CTA
INCORPORATED and in the related prospectus of our report dated February 28, 1998, with respect to the consolidated financial statements of CTA INCORPORATED included in the Annual Report (Form 10-K) for the year ended December 31, 1997.

                                   /s/Ernst & Young LLP

Washington, D.C.
March 26, 1998

CONSENT OF LEGG MASON WOOD WALKER, INC., INDEPENDENT
APPRAISERS





     We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-71128) pertaining to the Defined Contribution 401(k) Retirement Plan of CTA
INCORPORATED and in the related prospectus of our report dated February 28, 1998, with respect to the fair market value of minority holdings of Common Stock of CTA INCORPORATED as of December 31, 1997 included in the Annual Report (Form 10-K) for the year ended December 31, 1997.

                              /s/Legg Mason Wood Walker, Inc.

Baltimore, MD
March 26, 1998

REPORT OF LEGG MASON WOOD WALKER, INC., INDEPENDENT
APPRAISERS





Board of Directors
CTA INCORPORATED
6116 Executive Boulevard
Suite 800
Rockville, Maryland  20852


Members of the Board:

     You have requested our opinion (the "Opinion") as to the fair market value of minority holdings of Common Stock of CTA INCORPORATED ("CTA" or the "Company") as of December 31, 1997. We understand that the Company intends to use the Opinion for the purpose of contributing common stock to an employee stock plan.

     In rendering our Opinion we have, among other things:

     (i) reviewed the audited financial statements of CTA for each of the five years ended December 31, 1993 through December 31, 1997;

     (ii) reviewed certain other information relating to the business, earnings, cash flow, assets and prospects of the Company;

     (iii)reviewed  contract  backlog   data   and   contract
          profiles prepared by management;

     (iv) reviewed   certain  data  regarding  the  financial
          performance and market valuation of selected public companies we deemed to be engaged in operations similar to those of CTA;

     (v)  reviewed  data  relating  to  recent   merger   and
          acquisition    activity    in   relevant   industry
          classifications; and

     (vi) met with senior management of CTA to discuss the operating performance and future prospects of the Company.

     We have relied without independent verification on information supplied to us by CTA and its employees, representatives and independent public accountants as well as information available from generally recognized public sources and, accordingly, do not assume responsibility for the accuracy or completeness of such information. Additionally, we have not made an appraisal of any assets of CTA. Our Opinion herein is necessarily based upon conditions and circumstances as they exist, have been disclosed to us and can be evaluated as of the date hereof.

     In recommending a 17.5% Discount Factor for the minority holdings of CTA Common Stock we note that while there is no active trading market for the Common Stock, there have been limited treasury stock purchases by the Company, its Employee Stock Option Plan and employees of CTA.

     Based upon our analysis of the foregoing and upon such other data as we have considered relevant to our analysis, it is our Opinion that the fair market value of minority holdings of CTA Common Stock falls in a range of $4.29 per share to $5.82 per share as of December 31, 1997, with an expected value of $5.05 per share. It should be noted that this valuation reflects the 2 for 1 Common Stock split that became effective February 2, 1998.


                         Very truly yours,

                         LEGG MASON WOOD WALKER, INCORPORATED

Baltimore, MD
February 28, 1998

                         By:/S/SCOTT R. COUSINO

                              Scott R. Cousino
                              Managing Director

                         SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CTA INCORPORATED


Date: March 31, 1998               By:/S/ C.E. VELEZ
                                   C.E. Velez
                                   Chairman of the Board
                                   and Chief Executive
Officer


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:/S/ C.E. VELEZ
C.E. Velez
Chairman of the Board, President,
 Chief Executive Officer and Director   Date: March 31, 1998


By:/S/ GREGORY H. WAGNER
Gregory H. Wagner
Executive Vice President, Chief
 Financial Officer, Principal
 Accounting Officer and Treasurer       Date: March 31, 1998


By:/S/ HARVEY D. KUSHNER
Harvey D. Kushner
Director                                Date: March 31, 1998


By:/S/ DAVID R. MACKIE
David R. Mackie
Director                                Date: March 31, 1998


By:/S/ RAYMOND V. MCMILLAN
Raymond V. McMillan
Director                                Date: March 31, 1998



By:/S/ GEORGE W. MORGANTHALER
George W. Morganthaler
Director                                Date: March 31, 1998


By:/S/ JAMES M. PAPADA, III
James M. Papada, III
Director                                Date: March 31, 1998


By:/S/ ARTURO SILVESTRINI
Arturo Silvestrini
Director                                Date: March 31, 1998


By:/S/ GREGORY H. WAGNER
Gregory H. Wagner
As Attorney-in-Fact                     Date: March 31, 1998