Form 10-Q
period 1998-03-31
CTA INCORPORATED
filed 1998-05-19
CIK 881975

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1998.

COMMON STOCK, $.01 PAR VALUE                            8,705,944
         (Class)                                  (Number of Shares)

                               CTA INCORPORATED
                                  FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1998

                                    INDEX

                       PART 1. -- FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets
        March 31, 1998 and December 31, 1997

        Consolidated Statements of Operations
        Three months ended March 31, 1998 and 1997

        Condensed Consolidated Statements of Cash Flows
        Three months ended March 31, 1998 and 1997

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

        Signature

                       PART I. -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                                CTA INCORPORATED
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                      ($000's except for share amounts)

                                 DECEMBER 31, 1997             MARCH 31, 1998

                                                   (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents           $   -                       $  -
   Accounts receivable, net             33,300                      34,884
   Other current assets                  1,222                         963
   Recoverable income taxes              3,576                       3,770
                                       -------                     -------
Total current assets                    38,098                      39,617
Furniture and equipment, net             3,044                       3,334
Other assets, net                        4,146                       3,719
                                       -------                     -------
                                       $45,288                     $46,670
                                       =======                     =======


See accompanying notes to the unaudited condensed consolidated financial statements.

                                    CTA INCORPORATED
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                            ($000's except for share amounts)

                                  DECEMBER 31, 1997           MARCH 31, 1998
                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable--line of credit       $7,445                     $10,267
    Current portion of long-term debt    1,667                       1,667
    Accounts payable                     5,788                       4,400
    Accrued expenses                     3,156                       3,732
    Excess of billings over costs and
       contract prepayments              2,738                       2,922
    Other current liabilities              270                       2,520
    Accrued tender offer                 2,019                           -
    Deferred income taxes                2,427                       2,427
                                        ------                      ------
    Total current liabilities           25,510                      27,935
                                        ------                      ------
Long-term debt,
 less current portion                    3,333                       2,916
Other long-term liabilities                635                         568
Stockholders' equity:
    Preferred stock, $1.00 par value
       1,000,000 shares authorized
       and none issued                       -                           -
    Common Stock, $.01 par value,
       20,000,000 shares authorized
       and 10,000,000 shares issued        100                         100
    Capital in excess of par value       7,869                       7,872
    Retained earnings                   14,528                      14,197
                                        ------                      ------
                                        22,497                      22,169
    Notes receivable from employees       (698)                       (698)
    Treasury stock, at cost (1,248,980
       shares in 1997 and 1,294,036
       shares in 1998)                  (5,989)                     (6,220)
                                        ------                      ------
   Total stockholders' equity           15,810                      15,251
                                        ------                      ------
                                       $45,288                     $46,670
                                       =======                     =======

See accompanying notes to the unaudited condensed consolidated financial statements.

                               CTA INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($000's Except for Per Share Amounts)

                                                 (Unaudited)
                                              THREE MONTHS ENDED
                                                   March 31
                                        1997                       1998
Contract revenues                      $20,416                    $25,318
Cost of contract revenues               17,462                     19,976
Selling, general and
 administrative expenses                 1,402                      3,238
Other expenses                              77                        608
                                         -----                      -----
Operating profit                         1,475                      1,496

Interest expense                           278                        271
                                         -----                      -----
Income before income taxes               1,197                      1,225
Income taxes                               449                        459
                                         -----                      -----
Incomefrom continuing operations           748                        766

Loss from discontinued operations         (710)                    (1,094)   --
                                        ------                     ------
Net income (loss)                       $   38                     $ (328)
                                        ======                     ======
Earnings (loss) per share:
 Continuing operations                  $ 0.08                     $ 0.09
 Discontinued operations                 (0.08)                     (0.13)
                                        ------                     ------
                                        $ 0.00                     $(0.04)
                                        ======                     ======
Earnings (loss) per share -
   assuming dilution:
 Continuing operations                  $ 0.08                     $ 0.08
 Discontinued operations                 (0.08)                     (0.12)
                                        ------                     ------
                                        $ 0.00                     $(0.04)
                                        ======                     ======

See accompanying notes to the unaudited condensed consolidated financial statements.

                             CTA INCORPORATED
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ($000's)
                               (Unaudited)
                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                             1997                      1998
Operating activities:
  Net income (loss)                         $   38                   $ (328)
  Non-cash expenses, net                     1,203                    1,877
  Changes in assets and liabilities, net     7,557                   (1,448)
                                             -----                    -----
  Net cash provided by operating activities  8,798                      101
                                             -----                    -----
Investing activities:
  Investments in furniture and equipment      (821)                    (204)
                                             -----                    -----
Financing activities:
   Net borrowings (repayments) under bank
    line of credit agreement                (6,335)                    2,822
   Purchases of treasury stock                  -                     (2,302)
   Repayment of long-term debt                  -                       (417)
   Other financing activities, net             (94)                        -
                                             -----                     -----
   Net cash provided by (used in)
   financing activities                     (6,429)                      103
                                            ------                    ------
Net increase (decrease) in cash and cash
 equivalents                                $1,548                    $   -
                                            ======                    ======

See accompanying notes to the unaudited condensed consolidated financial statements.

                               CTA INCORPORATED
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1.   Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1998 and the results of its operations and its cash flows for the periods ended March 31, 1997 and 1998. The results of operations presented are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

     The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The provision for income taxes in the statements of operations has been computed using the estimated annual effective tax rate expected to be applicable for the full year.

    The loss from discontinued operations for 1998 reflects the effect of additional reserves booked by the Company, net of income taxes, for the anticipated binding arbitration award regarding a former employee of the Company's Space and Telecommunications business, which was sold in the third quarter of 1997. Net revenues of the Space and Telecommunications business for the three months ended March 31, 1997 were $20.4 million.

NOTE 2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                    1997          1998
                                                    (In thousands, except
                                                       for share data)
Numerator:
 Income from continuing operations                 $ 748         $ 766
 Loss from discontinued operations                  (710)       (1,094)
                                                   -----         -----
 Net income (loss) for both basic and
  diluted earnings per share                       $  38         $(328)
                                                   =====         =====
Denominator:
 Denominator for basic earnings per share ---
  Weighted average shares outstanding            9,234,410    8,728,482
 Dilutive potential common shares:
  Employee stock options                           391,022      453,132
                                                 ---------    ---------
 Denominator for diluted earnings per share ---
  Adjusted weighted average shares and assumed
   conversions                                   9,625,432    9,181,614
                                                 =========    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking ststements. The risks and uncertainties that may affect the operation, performance, development and results of the Company's business include, but are not limited to, those matters discussed herein in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "believe," "expect," "anticipate," "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

RESULTS OF OPERATIONS

The following tables set forth certain items in the Company's Statements of Operations as a percentage of contract revenues:

                                                     THREE MONTHS ENDED
                                                           MARCH 31,
                                                   1997                1998
  Contract revenues                              100.0%              100.0%
  Cost of contract revenues                        85.5                78.9
  Selling, general and administrative expenses      6.9                12.8
  Other expenses                                    0.4                 2.4

  Operating profit                                  7.2                 5.9
  Interest expense                                  1.3                 1.1

  Income before income taxes                        5.9                 4.8
  Provision for income taxes                        2.2                 1.8

  Income from continuing operations                 3.7                 3.0
  Loss from discontinued operations                (3.5)               (4.3)

  Net income (loss)                                 0.2                (1.3)


The following tables set forth certain items in the Company's Statements of Operations by operating segment:

                                                     THREE MONTHS ENDED
                                                           MARCH 31,
                                                1997                   1998
                                             <In thousands of dollars>
  Contract revenues:
   Federal                                    $17,510                 $17,539
   Commercial                                   2,906                   7,779
                                              -------                 -------
                                              $20,416                 $25,318
                                              =======                 =======
  Operating profit (loss):
   Federal                                     $1,106                  $1,254
   Commercial                                     446                     850
                                               ------                  ------
                                                1,552                   2,104
   Other expenses                                 (77)                   (608)
                                               ------                  ------
                                               $1,475                  $1,496
                                               ======                  ======

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO
     THREE MONTHS ENDED MARCH 31, 1997

     CONTRACT REVENUES. Contract revenues increased 24% to $25.3 million for the three months ended March 31, 1998 from $20.4 million for the three months ended March 31, 1997, as a result of a 268% increase in commercial contract revenues.

     Federal contract revenues were $17.5 million in the first quarter of both 1998 and 1997. An increase in contract revenue of $3.6 million on a medical information systems contract for the Department of Defense and $1.3 million on the General Services Administration (GSA) Federal Supply Service contract was offset by the decrease of $1.6 million on the Technical Engineering and Management Support IV (TEMS IV) program at Hanscom Air Force Base and $1.6 million on the GSA Eastern Zone contract and smaller decreases in other Federal programs.

     Commercial contract revenues increased to $7.8 million for the three months ended March 31, 1998 from $2.9 million for the three months ended March 31, 1997. The increase is primarily attributable to new Year 2000 conversion contracts with the States of Iowa, Kansas, Texas and others and commercial companies such as Cessna Aircraft.

      COST OF CONTRACT REVENUES. Cost of contract revenues increased to $20.0 million, or 78.9% of contract revenues, in 1998 from $17.5 million, or 85.5% of contract revenues, in 1997. This decrease in cost of contract revenues as a percentage of contract revenues resulted primarily from the increase of higher margin commercial contracts as a percentage of overall contract revenues.

     SG&A. Selling, general and administrative expenses (SG&A) for 1998 increased 231% to $3.2 million, or 12.8% of contract revenues, from $1.4 million, or 6.9% of contract revenues, in 1997. The increase in SG&A reflects the Company's continued investment in infrastructure and in the initiatives required to implement the Company's marketing strategies and increased focus on commercial markets.

     OTHER  EXPENSES.   Other  expenses increased to $0.6 million in 1998 from
$0.1 million in 1997 due to additional reserves and write-downs of certain contract receivables.

     OPERATING PROFIT (LOSS). As a result of the foregoing, the Company had an operating profit of $1.5 million in both 1998 and 1997.

     LOSS FROM DISCONTINUED OPERATIONS. The loss from discontinued operations for 1998 reflects the effect of additional reserves booked by the Company, net of income taxes, for the anticipated binding arbitration award regarding a former employee of the Company's Space and Telecommunications business, which was sold in the third quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Operations provided $0.1 million of cash during the first quarter of 1998, primarily from the net loss after adjustment for non-cash expenses of $1.5 million offset by the increase in accounts receivable of $1.3 million. Cash used in investing activities was $0.2 million for purchases of furniture and equipment. Cash provided by financing activities was $0.1 million, primarily from net borrowings under the bank line of credit agreement of $2.8 million offset by $2.3 million for purchases of treasury stock and $0.4 million for repayments of long-term debt.

     The Company has a credit facility with a bank providing the availability to borrow up to $20 million, including a revolving facility of $15 million and a $5 million term facility. At March 31, 1998, there was $10.3 million outstanding on the revolving facility and $4.6 million outstanding on the term facility.

     The Company believes that cash flow from operations and available bank borrowings will provide adequate funds for continued operations for the next twelve months.

                        PART II. -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

        There were no material developments during the quarterly period ended March 31, 1998. Subsequent to March 31, 1998, the Company has been advised by legal counsel of an anticipated arbitration award of $2.0 million regarding a profit sharing agreement with a former employee. The Company expects to be formally notified of the binding arbitration award before the end of the quarterly period ending June 30, 1998.
        See Item 3 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1997 for further discussion oflegal proceedings.

ITEM 2.   CHANGES IN SECURITIES

        None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5.   OTHER INFORMATION

        None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        Number       Document            Location
        3.1          Certificate of     Incorporated by reference from Exhibit
                      Incorporation      3.1 to Amendment No. 4 to Form S-1
                                         filed on April 3, 1992

        3.2          By-laws            Incorporated by reference from Exhibit
                                         3.2 to Amendment No. 4 to Form S-1
                                         filed on April 3, 1992

         27          Financial Data     Electronic Filing Only
                      Schedule

        (b) No reports on Form 8-K were filed during the quarter ended March
            31, 1998.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CTA INCORPORATED




MAY 15, 1998                            /S/ GREGORY H. WAGNER
                                            Gregory H. Wagner
                                            Executive Vice President,
                                             Chief Financial Officer,
                                             Principal Accounting Officer
                                             and Treasurer

