Form 10-Q
period 1998-06-30
CTA INCORPORATED
filed 1998-08-14
CIK 881975

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 33-44510

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.
            (Exact name of registrant as specified in its charter)

      COLORADO                                 84-0797618
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

6903 ROCKLEDGE DRIVE, BETHESDA, MARYLAND              20817
(Address of principal executive offices)            (Zip Code)

                                (301) 581-3200
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of JUNE 30, 1998.

COMMON STOCK, $.01 PAR VALUE                            8,704,933
         (Class)                                  (Number of Shares)

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.
                                  FORM 10-Q
                     FOR THE QUARTER ENDED JUNE 30, 1998

                                    INDEX

                       PART I. -- FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets
        June 30, 1998 and December 31, 1997

        Consolidated Statements of Operations
        Three months and six months ended June 30, 1998 and 1997

        Condensed Consolidated Statements of Cash Flows
        Six months ended June 30, 1998 and 1997

        Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                        PART II. -- OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K


                    *    *    *    *    *    *

        Signature

                       PART I. -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                      COMPUTER TECHNOLOGY ASSOCIATES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       ($000's except for share amounts)

                                DECEMBER 31, 1997              JUNE 30, 1998
                                                               (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents           $     -                     $     -
   Accounts receivable, net             33,300                      39,080
   Other current assets                  1,222                         328
   Recoverable income taxes              3,576                         215
                                       -------                      ------
Total current assets                    38,098                      39,623

Furniture and equipment, net             3,044                       3,556

Other assets, net                        4,146                       3,616
                                       -------                     -------
                                       $45,288                     $46,795
                                       =======                     =======


See accompanying notes to the unaudited condensed consolidated financial statements.

                    COMPUTER TECHNOLOGY ASSOCIATES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                     ($000's except for share amounts)

                                     DECEMBER 31, 1997          JUNE 30, 1998
                                                                  (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable--line of credit         $7,445                     $10,822
    Current portion of long-term debt      1,667                       1,667
    Accounts payable                       5,788                       6,988
    Accrued expenses                       3,156                       3,062
    Excess of billings over costs and
      contract prepayments                 2,738                       3,309
    Other current liabilities                270                         270
    Accrued tender offer                   2,019                           -
    Deferred income taxes                  2,427                       2,800
                                          ------                      ------
    Total current liabilities             25,510                      28,918

Long-term debt, less current portion       3,333                       2,500
Other long-term liabilities                  635                         500

Stockholders' equity:
    Preferred stock, $1.00 par value
      1,000,000 shares authorized and none
      issued                                   -                           -
    Common Stock, $.01 par value,
      20,000,000 shares autorized and        100                         100
      10,000,000 shares issued
    Capital in excess of par value         7,869                       7,879
    Retained earnings                     14,528                      13,828
                                          ------                      ------
                                          22,497                      21,807
    Notes receivable from employees         (698)                       (698)
    Treasury stock, at cost
      (1,248,980 shares in 1997 and
      1,295,067 shares in
      1998)                               (5,989)                     (6,232)
                                          ------                      ------
   Total stockholders' equity             15,810                      14,877
                                         -------                     -------
                                         $45,288                     $46,795
                                         =======                     =======

See accompanying notes to the unaudited condensed consolidated financial statements.

                        COMPUTER TECHNOLOGY ASSOCIATES, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($000's Except for Per Share Amounts)
                                    (Unaudited)

                                Three Months Ended  Six Months Ended
                                    JUNE 30,           JUNE 30,
                                    --------           --------
                                  1997     1998     1997      1998
                                  ----     ----     ----      ----
Contract revenues               $23,144   $27,415  $43,560   $52,733
Cost of contract revenues        19,348    21,713   36,401    41,689
Selling, general and
      administrative expenses     2,192     3,620    4,003     6,858
Other expenses                      261       161      338       769
                                    ---       ---      ---       ---
Operating profit                  1,343     1,921    2,818     3,417
Interest expense                    267       294      543       565
                                    ---       ---      ---       ---
Income before income taxes        1,076     1,627    2,275     2,852
Income taxes                        402       611      853     1,070
                                    ---       ---      ---       ---
INCOME FROM CONTINUING
  OPERATIONS                        674     1,016    1,422     1,782
Loss from discontinued operations
  net of income taxes              (689)   (1,388)  (1,399)   (2,482)
                                   -----   -------  -------   -------
Net income (loss)               $ (  15)  $  (372)  $   23   $  (700)
                                ========  ========  =======  ========
Earnings (loss) per share:
  CONTINUING OPERATIONS          $ 0.07    $ 0.12   $ 0.15    $ 0.20
  DISCONTINUED OPERATIONS         (0.07)    (0.16)   (0.15)    (0.28)
                                 -------   -------  -------   -------
                                 $ 0.00    $(0.04)  $ 0.00    $(0.08)
Earnings (loss) per share        ======    =======  ======    =======
-assuming dilution:
  CONTINUING OPERATIONS          $ 0.07    $ 0.12   $ 0.15    $ 0.20
  DISCONTINUED OPERATIONS         (0.07)    (0.16)   (0.15)    (0.28)
                                 -------   -------  -------   -------
                                 $ 0.00    $(0.04)  $ 0.00    $(0.08)
                                 ======    =======  ======    =======

See accompanying notes to the unaudited condensed consolidated financial statements.

                         COMPUTER TECHNOLOGY ASSOCIATES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        ($000's)
                                      (Unaudited)

                                                   SIX MONTHS ENDED
                                                        JUNE 30,
                                                   ----------------
                                             1997                      1998
                                           -------                   -------
Operating activities:
  Net income (loss)                        $    23                   $ (700)
  Non-cash expenses, net                     2,679                      860
  Changes in assets and liabilities, net
                                             8,920                      576
                                             -----                      ---
  Net cash provided by operating            11,622                      736


Investing activities:

  Investments in furniture and
    equipment                               (1,492)                    (965)


Financing activities:

   Net borrowings (repayments) under bank
   line of credit agreement                 (7,821)                   3,377
   Purchases of treasury stock                    -                  (2,315)
   Repayment of long-term debt                    -                    (833)
   Other financing activities, net             <90>                       -
                                               ----                  -------
   Net cash provided by (used in)
   financing activities                     (7,911)                     229
                                            -------                  -------
Net increase (decrease) in cash and cash
equivalents                                 $2,219                    $   -
                                            ======                   =======

See accompanying notes to the unaudited condensed consolidated financial statements.

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1.   Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1998 and the results of its operations and its cash flows for the periods ended June 30, 1997 and 1998. The results of operations presented are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

     The loss from discontinued operations for 1998 reflects an adjustment of $2.1 million for the final settlement of the sales price of the Company's Space and Telecommunications business, which was sold in the third quarter of 1997, and a binding arbitration award of $2.0 million to a former employee of that business. The amounts are presented net of income tax benefit in the Condensed Statements of Operations. Net revenues of the Space and Telecommunications business for the three months and six months ended June 30, 1997 were $16.0 million and $36.4 million, respectively.

NOTE 2.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                       THREE MONTHS ENDED
                                                             JUNE 30,
                                                             --------
                                                       1997            1998
                                                     ------------------------
                                                     (IN THOUSANDS, EXCEPT
                                                         FOR SHARE DATA)
Numerator:
 Income from continuing operations                   $   674         $  1,016
 Loss from discontinued operations                      (689)          (1,388)
                                                     -------------------------
Net income (loss) for both basic and diluted
earnings per share                                   $  (15)         $   (372)
                                                     =========================
Denominator:
 Denominator for basic earnings per share ---
 Weighted average shares outstanding
                                                   9,234,410        8,705,611
 Dilutive potential common shares:
     Employee stock options                          391,022          228,775
                                                   ---------        ---------
Denominator for diluted earnings per share ---
Adjusted weighted average shares and assumed
conversions                                        9,625,432        8,934,386
                                                   =========        =========

                                                          SIX MONTHS ENDED
                                                               JUNE 30,
                                                               --------
                                                      1997          1998
                                                   --------------------------
                                                      (IN THOUSANDS, EXCEPT
                                                          FOR SHARE DATA)
Numerator:
 Income from continuing operations                 $   1,422        $  1,782
 Loss from discontinued operations                    (1,399)         (2,482)
                                                   --------------------------
Net income (loss) for both basic and diluted
earnings per share                                 $      23        $   (700)
                                                   ==========================
Denominator:
 Denominator for basic earnings per share ---
 Weighted average shares outstanding
                                                   9,234,410       8,711,883
 Dilutive potential common shares:
     Employee stock options                          391,022         340,225
                                                   -------------------------
Denominator for diluted earnings per share ---
Adjusted weighted average shares and assumed
conversions                                        9,625,432       9,052,108
                                                   =========================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION and Results of Operations

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report contains forward-looking statements relating to such matters as anticipated financial performance, business prospects and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company's business include, but are not limited to, those matters discussed herein in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." The words "believe," "expect," "anticipate," "project" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

RESULTS OF OPERATIONS

     The  following  tables  set   forth   certain   items  in  the  Company's
Consolidated Statements of Operations as a percentage of contract revenues:

                                          Three months       Six months
                                              ended             ended
                                             JUNE 30,          JUNE 30,
                                          -------------     -------------
                                          1997     1998     1997     1998
                                          ----     ----     ----     ----
  Contract revenues                      100.0%   100.0%   100.0%   100.0%
  Cost of contract revenues               83.6     79.2     83.6     79.1
  Selling, general and administrative
    expenses                               9.5     13.2      9.2     13.0
  Other expenses                           1.1      0.6      0.8      1.4
                                           ---      ---      ---      ---
  Operating profit                         5.8      7.0      6.4      6.5
  Interest expense                         1.1      1.1      1.2      1.1
                                           ---      ---      ---      ---
  Income before income taxes               4.7      5.9      5.2      5.4
  Provision for income taxes               1.8      2.2      2.0      2.0
                                           ---      ---      ---      ---
  Income from continuing operations        2.9      3.7      3.2      3.4
  Loss from discontinued operations       (3.0)    (5.1)    (3.2)    (4.7)
                                          -----    -----    -----    -----
   Net income (loss)                      (0.1)    (1.4)    (0.0)    (1.3)
                                          =====    =====    =====    =====

The following tables set forth certain items in the Company's Statements of Operations by operating segment:

                                Three Months Ended       Six months ended
                                     JUNE 30,                  JUNE 30,
(In thousands of dollars)
                                     --------                  --------
                                  1997       1998         1997        1998
                                  ----       ----         ----        ----
  Contract revenues:
   Federal                      $19,280     $16,015     $36,790     $33,554
   Commercial                     3,864      11,400       6,770      19,179
                                -------     -------     -------     -------
                                $23,144     $27,415     $43,560     $52,733
  Operating profit (loss):
   Federal                       $1,013      $  393      $2,119      $1,647
   Commercial                       591       1,689       1,037       2,539
                                 ------      ------      ------      ------
                                  1,604       2,082       3,156       4,186
   Other expenses                  (261)       (161)       (338)       (769)
                                 ------      ------      ------      ------
                                 $1,343      $1,921      $2,818      $3,417
                                 ======      ======      ======      ======


THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO
     THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997

     CONTRACT REVENUES. Contract revenues increased 19% to $27.4 million for the three months ended June 30, 1998 from $23.1 million for the three months ended June 30, 1997, as a result of a 295% increase in commercial contract revenues. Contract revenues increased 21% to $52.7 million for the six months ended June 30, 1998 from $43.6 million for the six months ended June 30, 1997, as a result of a 283% increase in commercial contract revenues.

     Federal contract revenues decreased 17% for the three months ended June 30, 1998 and 9% for the six months ended June 30, 1998 from the comparable periods in 1997. Decreases in revenues on the GSA Eastern Zone contract, which ended in the third quarter of 1997, and on the Technical Engineering and Management Support IV (TEMS IV) program at Hanscom Air Force Base, which is winding down, and smaller decreases in other Federal programs, were partially offset by increases in contract revenues on a medical information systems contract for the Department of Defense and on General Services Administration
(GSA) Schedule contracts.

     Commercial contract revenues increased to $11.4 million, or 42% of total contract revenues, for the three months ended June 30, 1998 from $3.9 million, or 17% of total contract revenues, for the three months ended June 30, 1997. Commercial contract revenues increased to $19.2 million, or 36% of total contract revenues, for the six months ended June 30, 1998 from $6.8 million, or 16% of total contract revenues, for the six months ended June 30, 1997. The increase is primarily attributable to new Year 2000 conversion contracts with the States of Iowa, Kansas, Texas and others and commercial companies such as Cessna Aircraft and Wells Fargo Bank.

      COST OF CONTRACT REVENUES. Cost of contract revenues increased to $21.7 million, or 79.2% of contract revenues, for the three months ended June 30, 1998, from $19.3 million, or 83.6% of contract revenues, for the comparable period in 1997. Cost of contract revenues increased to $41.7 million, or 79.1% of contract revenues, for the six months ended June 30, 1998, from $36.4 million, or 83.6% of contract revenues, for the comparable period in 1997. This decrease in cost of contract revenues as a percentage of contract revenues resulted primarily from the increase of higher margin commercial contracts as a percentage of overall contract revenues.

     SG&A. Selling, general and administrative expenses (SG&A) increased to $3.6 million, or 13.2% of contract revenues, for the three months ended June 30, 1998, from $2.2 million, or 9.5% of contract revenues, for the comparable period in 1997. SG&A increased to $6.9 million, or 13.0% of contract revenues, for the six months ended June 30, 1998, from $4.0 million, or 9.2% of contract revenues, for the comparable period in 1997. The increase in SG&A reflects the Company's continued investment in infrastructure and in the initiatives required to implement the Company's marketing strategies and increased focus on commercial markets.

     OTHER EXPENSES. Other expenses increased to $0.8 million in 1998 from $0.3 million in 1997 due to additional reserves and write-downs of certain contract receivables.

     OPERATING PROFIT. As a result of the foregoing, the Company had an operating profit of $1.9 million and $3.4 million for the three and six months ended June 30, 1998 and an operating profit of $1.3 million and $2.8 million for the comparable periods in 1997.

     LOSS FROM DISCONTINUED OPERATIONS. The loss from discontinued operations for 1998 reflects an adjustment of $2.1 million for the final settlement of the sales price of the Company's Space and Telecommunications business, which was sold in the third quarter of 1997, and a binding arbitration award of $2.0 million to a former employee of that business. The amounts are presented net of income tax benefit in the Condensed Statements of Operations.

LIQUIDITY AND CAPITAL RESOURCES

     Operations provided $0.7 million of cash during the first six months of 1998, primarily from the net income after adjustment for non-cash expenses of $0.2 million income tax refunds of $4.2 million and other working capital changes of $1.9 million offset by the increase in accounts receivable of $5.6 million. Cash used in investing activities was $1.0 million for purchases of furniture and equipment. Cash provided by financing activities was $0.2 million, primarily from net borrowings under the bank line of credit agreement of $3.4 million offset by $2.3 million for purchases of treasury stock and $0.8 million for repayments of long-term debt.

     The Company has a credit facility with a bank providing the ability to borrow up to $20 million, including a revolving facility of $15 million and a $5 million term facility. At June 30, 1998, there was $10.8 million outstanding on the revolving facility and $4.2 million outstanding on the term facility.

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

PART II. -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

        The Company was formally notified of the binding arbitration award of $2.0 million regarding a profit sharing agreement with a former employee during the quarterly period ending June 30, 1998. There were no other material developments during the quarterly period ended June 30, 1998. See Item 3 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1997 for further discussion of legal proceedings.

ITEM 2.   CHANGES IN SECURITIES

        None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5. OTHER INFORMATION

        At a meeting of the Company's Board of Directors on August 3, 1998, he name of the Company was formally changed back to Computer Technology Associates, Inc., the Company's original name, from CTA Incorporated.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

        NUMBER      DOCUMENT            LOCATION
         3.1        Certificate of      Incorporated by reference
                     Incorporation from Exhibit 3.1 to Amendment
                                        No. 4 to Form S-1 filed on April 3,
                                        1992

         3.2        By-laws             Incorporated by reference
                                        from Exhibit 3.2 to Amendment
                                        No. 4 to Form S-1 filed on April 3,
                                        1992

          27        Financial Data      Electronic Filing Only
                    Schedule

        (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.


                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   COMPUTER TECHNOLOGY ASSOCIATES, INC.



AUGUST 14, 1998                    /S/ GREGORY H. WAGNER
                                   Gregory H. Wagner
                                   Executive Vice President,
                                    Chief Financial Officer,
                                    Principal Accounting Officer
                                    and Treasurer