Form 10-Q
period 1998-09-30
CTA INCORPORATED
filed 1998-11-13
CIK 881975

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of SEPTEMBER 30, 1998.

COMMON STOCK, $.01 PAR VALUE                            8,664,662
         (Class)                                  (Number of Shares)

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.
                                  FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                    INDEX

                       PART I. -- FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets
        September 30, 1998 and December 31, 1997

        Condensed Consolidated Statements of Operations
        Three months and nine months ended September 30, 1998 and 1997

        Condensed Consolidated Statements of Cash Flows
        Nine months ended September 30, 1998 and 1997

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

        Signature

                       PART I. -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


              COMPUTER TECHNOLOGY ASSOCIATES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                ($000's except for share amounts)

                               DECEMBER 31, 1997   SEPTEMBER 30, 1998
                                                      <UNAUDITED>

ASSETS
Current assets:
   Cash and cash equivalents             $     -          $     -
   Accounts receivable, net               33,300           41,116
   Other current assets                    1,222              735
   Recoverable income taxes                3,576                -
                                          ------           ------
Total current assets                      38,098           41,851

Furniture and equipment, net               3,044            3,591

Other assets, net                          4,146            1,669
                                         -------          -------
                                         $45,288          $47,111


See accompanying notes to the unaudited condensed consolidated financial statements.

                 COMPUTER TECHNOLOGY ASSOCIATES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
                   ($000's except for share amounts)

                                         DECEMBER 31, 1997  SEPTEMBER 30,
                                                                1998
                                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable--line of credit                   $7,445         $ 9,296
    Current portion of long-term debt                1,667           1,667
    Accounts payable                                 5,788           6,621
    Accrued expenses                                 3,156           4,321
    Excess of billings over costs and
    contract prepayments                             2,738           3,795
    Other current liabilities                          270             175
    Accrued tender offer                             2,019               -
    Income taxes payable                                 -             590
    Deferred income taxes                            2,427           2,800
                                                    ------          ------
    Total current liabilities                       25,510          29,265

Long-term debt, less current portion                 3,333           2,083

Other long-term liabilities                            635               -

Stockholders' equity:
    Preferred stock, $.01 par value
    1,000,000 shares authorized and
    none issued                                          -               -
    Common Stock, $.01 par value,                      100             100
    20,000,000 shares authorized and
    10,000,000 shares issued
    Capital in excess of par value                   7,869           7,858
    Retained earnings                               14,528          14,976
                                                    22,497          22,934
    Notes receivable from employees                  (698)           (698)
    Treasury stock, at cost
   (1,248,980 shares in 1997 and
    1,335,338 shares in 1998)                      (5,989)         (6,473)
                                                   -------         -------
   Total stockholders' equity                       15,810          15,763
                                                   -------         -------
                                                   $45,288         $47,111

See accompanying notes to the unaudited condensed consolidated financial statements.

                 COMPUTER TECHNOLOGY ASSOCIATES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 ($000's Except for Per Share Amounts)
                              (Unaudited)

                                THREE MONTHS ENDED   Nine Months Ended
                                   SEPTEMBER 30,       SEPTEMBER 30,

                                   1997       1998     1997      1998
Contract revenues                $26,090    $30,372  $69,650    $83,105
Cost of contract revenues         22,392     23,723   58,793     65,412
Selling, general and
administrative expenses            2,588      4,033    6,591     10,891
Other expenses                       203        489      541      1,258
                                   -----      -----    -----     ------
Operating profit                     907      2,127    3,725      5,544

Interest expense                     786        289    1,329        854
                                     ---      -----    -----      -----
Income before income taxes           121      1,838    2,396      4,690

Income taxes                          46        690      899      1,760
                                    ----      -----    -----      -----
INCOME FROM CONTINUING
OPERATIONS                            75      1,148    1,497      2,930

Income(loss) from discontinued
operations, net of income taxes    2,925          -    1,526     (2,482)
                                 -------     ------   ------     ------
Net income                       $ 3,000     $1,148   $3,023     $  448

Earnings (loss) per share:
  CONTINUING OPERATIONS           $ 0.01     $ 0.13  $ 0.16      $ 0.34
  DISCONTINUED OPERATIONS           0.32       0.00    0.16       (0.29)
                                  ------     ------  ------      ------
                                  $ 0.33     $ 0.13  $ 0.32      $ 0.05
Earnings (loss) per share
-assuming dilution:
  CONTINUING OPERATIONS           $ 0.01     $ 0.13  $ 0.16      $ 0.32
  DISCONTINUED OPERATIONS           0.32       0.00    0.16       (0.27)
                                  ------     ------  ------      ------
                                  $ 0.33     $ 0.13  $ 0.32      $ 0.05

See accompanying notes to the unaudited condensed consolidated financial statements.

              COMPUTER TECHNOLOGY ASSOCIATES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            ($000's)
                           (Unaudited)

                                          NINE MONTHS ENDED
                                            SEPTEMBER 30,

                                         1997             1998
Operating activities:
  Net income (loss)                     $3,023           $   448
  Non-cash expenses, net               (16,446)            2,090
  Changes in assets and
  liabilities, net                      12,436             1,556
                                        ------             -----
  Net cash provided by operating
  activities                             ( 987)            4,094

Investing activities
  Proceeds from sale of
   Discontinued operations              11,689                -
  Proceeds from sale of
   Division                                438                -
  Investments in furniture and
  equipment                             (2,076)          (1,577)
                                        ------           -------
  Net cash provided by operating                         (1,577)
  activities                             10,051

Financing activities:
   Net borrowings (repayments)
   under bank line of credit
   agreement                            (8,979)            1,851
   Purchases of treasury stock               -           (2,639)
   Repayment of long-term debt               -           (1,750)
   Other financing activities,
   net                                     (94)               21
                                        ------           -------
   Net cash provided by (used
   in) financing activities             (9,073)          (2,517)

                                        -------          -------
Net increase (decrease) in cash and
cash equivalents                           $(9)            $   -

See accompanying notes to the unaudited condensed consolidated financial statements.

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1.   Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1998 and the results of its operations and its cash flows for the periods ended September 30, 1997 and 1998. The results of operations presented are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

     The loss from discontinued operations for 1998 reflects an adjustment of $2.1 million for the final settlement of the sales price of the Company's Space and Telecommunications business, which was sold in the third quarter of 1997, and a binding arbitration award of $2.0 million to a former employee of that business. The amounts are presented net of income tax benefit in the Condensed Statements of Operations. Net revenues of the Space and
Telecommunications business for the three months and nine months ended September 30, 1997 were $32.7 million and $69.1 million, respectively.

NOTE 2.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                             THREE MONTHS ENDED
                                                SEPTEMBER 30,

                                             1997         1998

                                             (IN THOUSANDS, EXCEPT
                                               FOR SHARE DATA)
Numerator:
 Income from continuing operations        $     75     $  1,148
 Loss from discontinued operations           2,925            -
                                             -----        -----
Net income (loss) for both basic
and diluted earnings per share            $  3,000     $  1,148
Denominator:
 Denominator for basic earnings per
 share ---  Weighted average shares
 outstanding                              9,089,719    8,701,457
 Dilutive potential common shares:
     Employee stock options                 892,367      371,091
                                          ---------    ---------
Denominator for diluted earnings per
share --- Adjusted weighted average
shares and assumed conversions            9,982,086    9,072,548

                                              NINE MONTHS ENDED
                                                SEPTEMBER 30,

                                             1997         1998

                                             (IN THOUSANDS, EXCEPT
                                                FOR SHARE DATA)

Numerator:
 Income from continuing operations     $   1,497     $  2,930
 Loss from discontinued operations         1,526      (2,482)
                                       ---------     --------
Net income (loss) for both basic
and diluted earnings per share         $   3,023     $    448
Denominator:
 Denominator for basic earnings per
 share ---  Weighted average shares
 outstanding                             9,091,614   8,706,064
 Dilutive potential common shares:
     Employee stock options                214,963     446,602
                                         ---------   ---------
Denominator for diluted earnings per
share --- Adjusted weighted average
shares and assumed conversions           9,603,577   9,152,666

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

RESULTS OF OPERATIONS

     The  following  tables  set   forth   certain   items  in  the  Company's
Consolidated Statements of Operations as a percentage of contract revenues:

                                              Three months   Nine months
                                                 ended          ended
                                            SEPTEMBER 30,    SEPTEMBER 30,
                                             1997   1998   1997    1998
  Contract revenues                         100.0%  100.0% 100.0%  100.0%
  Cost of contract revenues                  85.8    78.1   84.4    78.7
  Selling, general and administrative
  expenses                                    9.9    13.3    9.5    13.1
  Other expenses                              0.8     1.6    0.8     1.5
                                             ----    ----   ----    ----
  Operating profit                            3.5     7.0    5.3     6.7
  Interest expense                            3.0     1.0    1.9     1.0
                                              ---     ---    ---     ---
  Income before income taxes                  0.5     6.0    3.4     5.7
  Provision for income taxes                  0.2     2.3    1.3     2.1
                                              ---     ---    ---     ---
  Income from continuing operations           0.3     3.7    2.1     3.6

  Income (loss) from discontinued            11.2     0.0    2.2    (3.1)
  operations
                                             ----     ---    ---     ---
   Net income                                11.5     3.7    4.3     0.5

The following tables set forth certain items in the Company's Statements of Operations by operating segment:


                            THREE MONTHS ENDED   Nine months ended
(In thousands of dollars)      SEPTEMBER 30,       SEPTEMBER 30,
                              1997      1998      1997      1998

  Contract revenues:
                              $20,711   $17,884   $57,501   $53,306
   Systems
                                5,379    12,488    12,149    29,799
   Software
                              -------   -------   -------   -------
                              $26,090   $30,372   $69,650   $83,105

  Operating profit (loss):
                               $1,524    $1,204    $3,643    $3,491
   Systems
                                (414)     1,412       623     3,311
   Software
                                1,110     2,616     4,266     6,802
   Other                         (203)     (489)     (541)  ( 1,258)
   expenses
                                -----    ------    ------    ------
                                 $907    $2,127    $3,725    $5,544


THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997

CONTRACT REVENUES. Contract revenues increased 16% to $30.4 million for the three months ended September 30, 1998 from $26.1 million for the three months ended September 30, 1997, as a result of a 172% increase in commercial contract revenues. Contract revenues increased 19% to $83.1 million for the nine months ended September 30, 1998 from $69.7 million for the nine months ended September 30, 1997, as a result of a 177% increase in commercial contract revenues. Commercial contract revenues increased to $14.6 million, or 48% of total contract revenues, for the three months ended September 30, 1998 from $5.4 million, or 21% of total contract revenues, for the three months ended September 30, 1997. Commercial contract revenues increased to $33.6 million, or 40% of total contract revenues, for the nine months ended September 30, 1998 from $12.1 million, or 17% of total contract revenues, for the nine months ended September 30, 1997.

Systems engineering contract revenues decreased 14% for the three months ended September 30, 1998 and 7% for the nine months ended September 30, 1998 from the comparable periods in 1997. Decreases in revenues on the General Services Administration (GSA) Eastern Zone contract, which ended in the third quarter of 1997 and on the Range Instrumentation Development (RID) program and on the Technical Engineering and Management Support IV (TEMS IV) program at Hanscom Air Force Base, which are winding down, and smaller decreases in other Federal programs, were partially offset by increases in contract revenues on GSA Schedule contracts.

Software engineering contract revenues increased 132% for the three months ended September 30, 1998 and 145% for the nine months ended September 30, 1998 from the comparable periods in 1997. The increase is primarily attributable to new Year 2000 conversion contracts with the States of Iowa, Kansas, Michigan, Texas and others and commercial companies such as Cessna Aircraft and Norrell.

  COST OF CONTRACT REVENUES. Cost of contract revenues increased to $23.7 million, or 78.1% of contract revenues, for the three months ended September 30, 1998, from $22.4 million, or 85.8% of contract revenues, for the comparable period in 1997. Cost of contract revenues increased to $65.4 million, or 78.7% of contract revenues, for the nine months ended September 30, 1998, from $58.8 million, or 84.4% of contract revenues, for the comparable period in 1997. This decrease in cost of contract revenues as a percentage of contract revenues resulted primarily from the increase of higher margin commercial contracts as a percentage of overall contract revenues.

SG&A. Selling, general and administrative expenses (SG&A) increased to $4.0 million, or 13.3% of contract revenues, for the three months ended September 30, 1998, from $2.6 million, or 9.9% of contract revenues, for the comparable period in 1997. SG&A increased to $10.9 million, or 13.1% of contract revenues, for the nine months ended September 30, 1998, from $6.6 million, or 9.5% of contract revenues, for the comparable period in 1997. The increase in SG&A reflects the Company's continued investment in infrastructure and in the initiatives required to implement the Company's marketing strategies and increased focus on commercial markets.

OTHER EXPENSES. Other expenses increased to $0.5 million for the three months ended September 30, 1998 from $0.2 million for the comparable period in 1997 and to $1.3 million for the nine months ended September 30, 1998 from $0.5 million for the comparable period in 1997. The increases are due to additional reserves and write-downs of certain contract receivables.

OPERATING PROFIT. As a result of the foregoing, the Company had an operating profit of $2.1 million and $5.5 million for the three and nine months ended September 30, 1998 and an operating profit of $0.9 million and $3.7 million for the comparable periods in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

Operations provided $4.1 million of cash during the first nine months of 1998, primarily from the net income after adjustment for non-cash expenses of $2.5 million income tax refunds of $4.3 million and other working capital changes of $3.8 million offset by the increase in accounts receivable of $5.6 million. Cash used in investing activities was $1.6 million for purchases of furniture and equipment. Cash provided by financing activities was $2.5 million, primarily from net borrowings under the bank line of credit agreement of $1.9 million offset by $2.6 million for purchases of treasury stock and $1.8 million for repayments of long-term debt.

The Company has a credit facility with a bank providing the ability to borrow up to $20 million, including a revolving facility of $15 million and a $5 million term facility. At September 30, 1998, there was $9.3 million outstanding on the revolving facility and $3.8 million outstanding on the term facility.

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

        None

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

        NUMBERDOCUMENTLOCATION
         3.1Certificate of
                         Incorporated by reference
                                                      Incorporation from
                                         Exhibit 3.1 to Amendment
                                         No. 1 to Form S-1 filed on November
                                         6, 1998

         3.2                             By-laws Incorporated by reference
                                           from Exhibit 3.2 to Amendment
                                          No. 1 to Form S-1 filed on November
                                          6, 1998

          1         Financial Data Electronic Filing Only
                    Schedule

        (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.


                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


COMPUTER TECHNOLOGY ASSOCIATES, INC.



NOVEMBER 13, 1998/S/ GREGORY H. WAGNER
Gregory H. Wagner
Executive Vice President,
 Chief Financial Officer,
 Principal Accounting Officer
 and Treasurer