Form 10-K
period 1998-09-30
CTA INCORPORATED
filed 1999-03-31
CIK 881975

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1998

                                      or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

COMMISSION FILE NUMBER 333-64373

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.
            (Exact name of registrant as specified in its charter)

     COLORADO                                    84-0797618
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)                  Identification No.)

6903 ROCKLEDGE DRIVE, BETHESDA, MD                  20817
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (301) 581-3200

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    As of FEBRUARY 28, 1999, there were outstanding 8,584,095 shares of the registrant's common stock, par value $.01, which is the only class of common or voting stock of the registrant. The aggregate market value of the common stock held by non-affiliates of the registrant as of that date was $9,917,232 as determined by independent appraisal.

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.
                          ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1998
                               TABLE OF CONTENTS

                           PART I
                                                                PAGE
ITEM 1    BUSINESS                                            1

ITEM 2.   PROPERTIES                                          8

ITEM 3.   LEGAL PROCEEDINGS                                   9

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS 9

                           PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS 10

ITEM 6.    SELECTED FINANCIAL DATA 14

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         16

ITEM 7A.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
           MARKET RISK 22

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA 22

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE 23

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT 24

ITEM 11.   EXECUTIVE COMPENSATION 26

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT 28

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS 29

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K 31

SIGNATURES

                      PART I

ITEM 1. BUSINESS

     CTA provides rapid development and deployment of advanced information technology ("IT") solutions for complex enterprise requirements. The Company's offerings include project management consulting, network engineering, embedded IT systems engineering, Enterprise Resource Planning ("ERP") installation and integration, data warehousing and data base migrations, electronic commerce, client-server and other web based applications development and legacy system modernization. CTA's mission is to provide for rapid, low risk installation and integration of complex information technology through the use of a disciplined incremental implementation approach. In addition to its strong technical and program management capabilities, the Company has established a reputation for consistently high levels of customer satisfaction based on a combination of service, quality and value. The Company's current business strategy includes developing an international client base which is balanced across both government and commercial sectors of the IT services market.

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

     In the 1990's, the Company targeted U.S. government IT contracts that allowed it to broaden the Company's base of skills to include a number of business oriented IT disciplines equally applicable to the federal civil agency and state government IT markets. The Company then established strategic alliances with certain specialized software companies that enabled it to enter the commercial IT market and win contracts with commercial customers such as Cessna, Reynolds Metals and Allied-Signal.

     In 1992, the Company acquired a 79% interest in CTA Space Systems ("CTASS") to expand its business from providing IT services related to space systems to providing full turn-key space systems. In 1994, CTA acquired the remaining minority interest in CTASS. CTASS pioneered small satellite-based store-and-forward technology, which it originally developed to interrogate dispersed buoys equipped with acoustic sensors. In 1994, the Company entered the commercial GEO communications satellite market with CTASS' award of the contract for the Indostar turn-key direct-to-home ("DTH") system from PT MediaCitra Indostar. The contract provided for the Company to build a small, three-axis stabilized commercial communications satellite, which was launched in 1997, and a complete facility in Jakarta, Indonesia including broadcast and subscriber management software, communications uplinking systems and hardware/software systems for spacecraft telemetry, tracking and control. In late 1997, the Company sold CTASS and certain related businesses to Orbital Sciences Corporation in order to focus on its core IT business. See Note 2 of Notes to Consolidated Financial Statements.

CORPORATE ORGANIZATION

     Following the sale of the Space and Telecommunications business, the Company organized into Federal and Commercial operating units. These business units focused on specific client groups, namely, federal, state and local government and commercial clients. Subsequently, management determined that to better focus the provision of services to our clients, an organization consisting of Software Engineering and Systems Engineering groups would be more appropriate. Accordingly, the Company's Software Engineering Group focuses on the installation and integration of ERP software, software migration and conversions, e-commerce implementation and Year 2000 services. The Company's Systems Engineering Group focuses on complex embedded computer systems and project management and engineering consulting.

INFORMATION TECHNOLOGY SERVICES

     The Company believes that it possesses a level of IT technical and project management experience and expertise that allows it to offer rapid, high value, solutions to a range of client IT requirements. The Company's principal business focus is in the areas of 1) legacy information system modernization, including Year 2000 compliance upgrades, 2) electronic commerce implementations and other web based applications including the engineering and implementation of secure and highly reliable computer and network systems, 3) network integration and application development, 4) the development, migration and maintenance of large scale databases, 5) the installation and integration of ERP software, and 6) a range of IT services associated with complex embedded computer systems. The Company is currently planning to focus the provision of these services across a wide range of vertical markets.

     The Company believes that it is one of the industry leaders in the rapidly growing market for federal, state and commercial Year 2000 compliance upgrades based on its combination of direct Year 2000 conversion experience, use of automated tools and its ability to offer its customers solutions to both their embedded and non-embedded Year 2000 compliance requirements. The Company expects that it will continue to receive revenues from additional Year 2000 engagements during the next 18 months. However, these engagements and related revenues are expected to peak prior to calendar year 2000 as customers address their needs. Thereafter, the Company expects that revenues derived from year 2000 engagements will steadily decline. The Company believes that current Year 2000 related business will be replaced with legacy system modernization projects including web based applications and client-server conversions.

INFORMATION TECHNOLOGY SERVICES--BUSINESS STRATEGY

     The principal strategies that the Company is pursuing to expand its IT services business include:

     INCREASING PENETRATION OF EXISTING CUSTOMER BASE. The Company focuses heavily on achieving consistently high levels of customer satisfaction and technical excellence. Due to its long-term incumbent position as a key systems integrator for some of the nation's largest and most complex information systems, the Company has gained a unique and profound understanding of those systems. The Company believes this knowledge provides it with a substantial advantage in terms of cost, technical expertise and demonstrated past performance in competing for future work related to these systems. The Company believes that its Year 2000 conversion initiative will result in similar competitive advantages with respect to a wide range of new customers.

     PENETRATING NEW MARKETS BY LEVERAGING CORE COMPETENCIES. The Company seeks out and exploits opportunities to market to new customers the expertise it has gained in past IT assignments. The Company's experience in federal government, state government and commercial Year 2000 compliance projects has proven to be a key factor differentiating the Company in competitive bidding situations with new customers. The Company plans to use such engagements to establish relationships with an expanded base of customers that can be used for marketing the Company's expertise in additional areas such as legacy system modernization, data base migrations, and web enabled applications development.

     ESTABLISHING MARKETING ALLIANCES TO OFFER COMPLETE SOLUTIONS. The Company has established, and will continue to establish, marketing alliances with software product and tool providers which allow the Company to offer turn-key solutions for such applications as Enterprise Resource Planning and electronic commerce.

     ACQUIRING STRATEGIC IT SERVICES BUSINESSES. The Company intends to pursue acquisitions that will expand the Company's commercial IT services customer base and provide specialized capabilities and skills that enhance the Company's penetration of the commercial IT services market.

INFORMATION TECHNOLOGY SERVICES--CONTRACTS AND PROGRAMS

    Certain of the Company's significant IT contracts and programs are described below. Total contract values include both realized (earned and recorded) and unrealized (to be earned and recorded in future periods) revenues. Government contracts are typically funded annually and there are no assurances that funding will continue beyond the current fiscal year or, if they are funded beyond the current fiscal year, for how many additional years.

    U.S. GOVERNMENT--DOD

    RANGE SYSTEMS MANAGEMENT. In 1993, the Company was awarded the Range Instrumentation Development ("RID") contract, pursuant to which the Company supports a wide variety of aircraft range system activities for the Naval Air Warfare Center ("NAWC") located at China Lake, California, including software development, test and evaluation, system integration and fabrication of electronic threat simulators. The RID contract is a cost-plus-award-fee contract, has a total value of $88 million and work under this contact is scheduled to be completed in December 1999.

    AVIONICS SYSTEMS INTEGRATION. The Company participates in the design, development, fabrication, modification and testing of hardware for the NAWC, performing a wide range of support activities. These activities include systems engineering, systems analysis, software development, configuration management, verification and validation, maintenance and operation services for various naval aircraft and the development and maintenance of large-scale hybrid simulators (which integrate computer simulations with actual aircraft avionics). The Company has performed this work since its first NAWC contract, awarded in 1985. In 1995, this contract was recompeted under a program reserved for small businesses and the Company successfully teamed with a small business contractor, which was awarded the prime contract. The current NAWC contract is a cost-plus-award-fee contract, has a total value to CTA of $33 million and is scheduled for completion in March 2000.

    INFORMATION SYSTEMS SECURITY. The Company, as a subcontractor to SAIC, is a member of the team awarded the Center for Information Systems Security contract in 1995 by the Defense Information Systems Agency. Under this five-year omnibus security engineering contract, the Company will continue to provide technical support to information systems security activities within the DOD and other U.S. government departments and agencies. Activities under this contract include designing and implementing the measures necessary to detect, document and counter a wide range of threats to on-line and stored information. The Information Systems Security contract is a time-and-materials contract, has a total value to CTA of $8 million and is scheduled for completion in July 2000. In addition, the Company's clients for information system security services include the Department of Treasury, General Services Administration, Defense Finance and Accounting Service as well as several commercial companies.

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

    U.S. GOVERNMENT--CIVILIAN AGENCIES

    FEDERAL AVIATION ADMINISTRATION ("FAA"). For the FAA, the Company provides services related to the design, development, integration and test of the U.S. air traffic control ("ATC") system and has been supporting the FAA automation programs since 1982. Currently, the Company is performing on the following programs for the FAA:

    (i) providing engineering support to the FAA as a subcontractor to TRW under the AUA Technical Assistance contract in implementing its programs to replace the ATC system. This contract is a time-and-materials contract, has a total value to CTA of $40 million and is scheduled for completion in December 2002.

    (ii) providing support to the FAA as a subcontractor to TRW under the ASD SETA contract for the overall architectural design and evolution of the National Airspace System. This contract is a time-and-materials contract, has a total value to CTA of $17 million and is scheduled for completion in September 2001.

    (iii) assisting the FAA, as a subcontractor to TRW under the Weather Technical Assistance contract in the areas of program engineering, hardware and software engineering, program and project management, system test and evaluation, system implementation and human factors. This contract is a cost-plus-fixed-fee contract, has a total value to CTA of $3 million and is scheduled for completion in March 2000.

    (iv) providing engineering and management support services to the FAA as a subcontractor to SRC under the ANN Technical Assistance contract. This contract is a cost-plus-award-fee contract, has a total value to CTA of $5 million and is scheduled for completion in September 2000.

    DEPARTMENT OF JUSTICE. In February 1994, the Department of Justice ("DOJ") awarded the Company a contract to assist the FBI in its program to streamline, consolidate and automate its Criminal Justice Information System, which serves over 80,000 law enforcement users. Under this seven-year contract, the Company is assisting the FBI in virtually every aspect of the engineering process, from procurement of new information systems to the re-engineering of the processes that this system supports. The DOJ contract is a combined fixed-price and cost-plus contract, has a total value of $40 million and is scheduled for completion in September 2001.

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

    GENERAL SERVICES ADMINISTRATION. The Company provides support for the Federal Supply Service's central offices, its eleven regional offices and its various commodity centers and depots. The Company provides applications software and database maintenance and upgrades, network administration, mainframe to client-server conversions and implementation of electronic commerce applications. The Company's current Federal Supply Service contract is a follow-on contract to the original Federal Supply Service contract that was awarded to the Company in 1992. The current contract has a total value of $31 million and is scheduled for completion in September 2001.

    STATE GOVERNMENT AND COMMERCIAL

    YEAR 2000 CONVERSION. The Company is a leading provider of Year 2000 compliance services to both commercial clients and state and local governments. The Company currently has contracts to provide such services to 14 commercial clients centered in the Financial Services and Process Manufacturing vertical markets and 12 state and local governments. These contracts incorporate a wide range of services including IT inventory assessment, code remediation, testing, auditing of third party-vendor remediated systems and embedded systems compliance evaluations. The Company's historical, positive performance track record has fostered significant financial confidence within the customer base that has resulted in multi-year contractual awards that range from $1 - $5 million for its commercial customers to $1 - $25 million for its state and local government customers.

    IT SYSTEMS ENGINEERING. In June of 1996, the Company was awarded a contract by USAA, a San Antonio, Texas-based, provider of insurance, banking and investment services to provide technical and engineering support to the USAA Information Technology Division. The Company's functions include
(i) project management support, including resource forecasting and tracking and scheduling, (ii) systems engineering, including configuration management, systems requirements management and test planning and execution, (iii) procurement support, including the development of procurement strategies, evaluation criteria and requests for proposals and (iv) development of cost estimates for USAA procurement. The USAA contract is a time-and-materials contract, and is scheduled for completion in March 2000.

    EMERGING COMMERCIAL OFFERINGS & PROGRAMS. In keeping with its stated strategy to leverage Year 2000 contracts, the Company has staffed its Year 2000 projects with senior business and systems professionals whose experience profiles go far beyond those required to perform general Year 2000 assessments and remediation. By incorporating a high-level skill set with a proven methodology, customers have yielded an experience-enhanced view of their current IT portfolios that not only accelerates Year 2000 remediation, but also provides for cost-effective alternatives for contingency planning, platform consolidation, systems maintenance and ERP integration. As a result, nearly all the Company's commercial clients and a third of the state and local government clients have requested assistance with non-Year 2000 IT systems efforts.

    In order to better leverage this opportunity, the Company has combined its service capabilities into three primary offerings: Platform Conversions and Migrations, Application Integration and ERP enhancement. Platform Conversions and Migrations focus on the transformation of code and data. Projects of this type may be driven by customer requirements for system consolidation, by "orphaned" (vendor abandoned) systems that are still considered to be mission critical or by clients who need to modify their systems to handle Euro-Currency transactions. Application Integration is directed toward the linkage of legacy mainframe and client/server platforms. ERP enhancement consists of a combined product and service offering that facilitates the integration of disparate ERP systems within the corporate enterprise.

    The Company is utilizing these offerings to enhance its competitive positioning within its installed base and to create a compelling rationale for new clients to consider working with CTA. For its Financial clients, the company has targeted these offerings at this market's high demand for data mining and customer portfolio management systems. These systems provide a comprehensive view of customer product and service purchases, customer portfolio profitability and customer activity trends. This offering is currently in the planning stages at USAA, a San Antonio, Texas-based provider of insurance, as a natural extension to the current contract with USAA for IT engineering services.

    For the Company's process manufacturing clients, these offerings allow for the successful implementation of a hybrid ERP system; where new investments in packaged ERP systems (i.e., manufacturing, financial, inventory) and existing investments in viable legacy systems (i.e., order processing, sales management, distribution) provide for the framework of a unified system structure. The Company is currently initiating these offerings at Dannon Foods and Centocor Pharmaceuticals.

    For its State and local clients, the Company's offerings provide a pathway for migration from maintenance-intensive, sunset (obsolete) systems to advanced open-systems technology. State and local government also have the need for ERP-type systems, particularly in the areas of human resources services and financial management. These initiatives are often hampered by the government's ability to sustain expertise in aging legacy environments and hire and maintain technical staff in a highly competitive marketplace. With the addition of selective systems outsourcing as an adjunct to the standard IT Systems
Engineering offering, the Company has created a comprehensive program consisting of Year 2000 compliance, sunset system maintenance support, phased platform migration and ERP system support. Selective state agencies in California, Connecticut, Kansas and Texas are reviewing these options as a natural extension to their current Year 2000 contracts with CTA.

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

    The primary competitive factors in the information technology industry include technical, management and marketing competence, as well as price. The Company competes for commercial work by identification of unique market niches in which the Company believes it has superior technical service capability.

TYPES OF CONTRACTS

      GENERAL. The Company's services are provided primarily through three types of contracts: fixed-price, time-and-material and cost-reimbursable contracts. Fixed-price contracts require the Company to perform services under the contract at a stipulated price. Time-and-material contracts reimburse the Company for the number of labor hours expended at established hourly rates negotiated in the contract and the cost of materials incurred. Cost-reimbursable contracts reimburse the Company for all actual costs incurred in performing the contract, to the extent that such costs are within a specified maximum and allowable under the terms of the contract, plus a fee or profit.

    The following table shows the approximate percentage of revenue by contract type recognized by the Company's continuing operations during the indicated periods:

                               YEAR
                               ENDED
                            DECEMBER 31,
TYPE OF CONTRACT       1996      1997    1998
  Fixed-price           11%       14%     24%
  Time-and-materials    53%       54%     47%
  Cost-reimbursable     36%       32%     29%

                       100%      100%    100%
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

    The Company's costs and revenues under government contracts are subject to adjustment as a result of annual audits performed by the DCAA on behalf of the DOD. Audits of the Company by the DCAA and other agencies have been completed for all years through 1996 without material adjustment.

BACKLOG

    As the Company has evolved from Federal government contractor to commercial IT services provider, the concept of backlog has become less important. In the commercial marketplace, nearly all of the Company's orders are terminable by either the customer or the Company on short notice. Government contracts are generally multi-year awards subject to annual funding appropriations and termination for convenience by the government customer. The Government's ability to select multiple winners under IDIQ contracts, as well as its right to limit orders to any particular awardee, mean that there is no assurance that contract backlog will result in actual orders to the Company. Accordingly, the Company does not believe that backlog is material to its business.

    The Company's backlog represents an estimate of the remaining future revenues from existing signed contracts and contracts that have been awarded but not yet signed. Using the best available information, the Company estimates backlog on a quarterly basis. Changes in the backlog calculation from quarter to quarter result from: (a) additions for future revenues from the execution of new contracts or extension or renewal of existing contracts; (b) reductions for revenues earned from fulfilling contracts during the most recent quarter; (c) reductions from the early terminations of contracts; and (d) adjustments to estimates of previously included contracts. The Company's backlog at December 31, 1998 was approximately $148 million.

EMPLOYEES

    At December 31, 1998, the Company had 774 employees, approximately 80 percent of whom are IT professionals and 20 percent in management and support positions. The Company also utilizes the services of independent contractors and as of December 31, 1998 had approximately 175 independent contractors working on client engagements. None of the Company's employees are represented by a labor union and the Company believes its relations with its employees to be good.

    The Company must compete against other employers for the acquisition of high quality, professional staff members. The Company cannot assure the retention of current staff or that replacement staff will be available at equal cost. Competitors of the Company may be able to attract or retain employees more successfully than the Company based on levels of benefits, demographics and other factors.

    The Company also regularly utilizes the services of consultants as an integral part of its work on specific projects. The Company is not materially dependent upon the services of any individual consultant or consulting firm.

ITEM 2. PROPERTIES

    The Company leases approximately 23,000 square feet at its corporate headquarters in Bethesda, Maryland under a lease expiring in 2005. In addition, the Company has principal leased facilities in Ridgecrest, California and Colorado Springs, Colorado. The Company believes that these properties are adequate to serve the Company's present business operations.

ITEM 3. LEGAL PROCEEDINGS

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

THE LIMITED MARKET

    Since its inception, the Company has pursued a policy of remaining essentially employee owned and, therefore, there has never been a public market for the Common Stock. Prior to September 1992, the Company has offered to repurchase shares from shareholders on several occasions primarily for contribution to the Company's Employee Stock Ownership Plan ("ESOP"). In order to provide liquidity for its shareholders, however, the Company established a Limited Market through an agreement with Capitol Securities Management, Inc. ("Capitol") whereby Capitol maintains the Limited Market. From September 1992 through December 1998, the Company has conducted six trades in the Limited Market, one each in 1992, 1993, 1995 and 1998 and two in 1994. There were no trades conducted in 1996 or 1997.

    It is anticipated that the Limited Market will continue to permit existing shareholders to sell shares of Common Stock on at least one predetermined date each year (the "Trade Date"). Such sales will be made at the prevailing Formula Price, or such other price as may be determined by the Board of
Directors with the advice of an independent appraiser, to employees, consultants and directors of the Company. In addition, the Company will be authorized, but not obligated, to purchase shares of Common Stock in the Limited Market to satisfy its requirements (including for sale to the trustees of the Company's ESOP), but only if and to the extent that the number of shares offered for sale by shareholders exceeds the number of shares sought to be purchased by authorized buyers.

    In the event that the aggregate number of shares offered for sale by the sellers is greater than the aggregate number of shares sought to be purchased by authorized buyers and the Company, offers to sell will be treated in the following manner: Offers to sell 1,000 shares or less of Common Stock or up to the first 1,000 shares if more than 1,000 shares of Common Stock are offered by any seller will be accepted first. Offers to sell shares in excess of 1,000 shares of Common Stock will be accepted on a pro-rata basis based on the number of shares owned by those shareholders wanting to sell shares. If, however, there are insufficient purchase orders to support the primary allocation of 1,000 shares of Common Stock or less per seller, then the purchase orders will be allocated equally among each of the proposed sellers up to each seller's total number of shares offered for sale. Subject to applicable legal or contractual restrictions and the availability of funds, the Company currently intends to purchase sufficient shares on each Trade Date so that each shareholder wishing to sell shares will be able to sell at least 1,000 shares. Such restrictions include those contained in the Colorado Business Corporation Act, which prohibit a corporation from purchasing its outstanding shares if, as a result of such purchase, (i) the corporation would not be able to pay its debts as they become due in the usual course of business or (ii) the corporation's total assets would be less than its total liabilities plus any amount necessary, if the corporation were to be dissolved at the time of the distribution, to satisfy any preferential payments upon dissolution of shareholders holding a class of stock being repurchased by the corporation. The Company's current credit agreement also restricts the Company from purchasing Common Stock if doing so would cause it to violate one of the financial covenants in the credit agreement. These financial covenants include requirements to preserve a certain fixed charge coverage ratio, earnings before interest and taxes to interest expense ratio and total outstanding debt to accounts receivable ratio. In addition, the Company may enter into other contracts in the future which restrict its ability to repurchase its outstanding Common Stock.

    To the extent that the aggregate number of shares sought to be purchased exceeds the aggregate number of shares offered for sale, the Company may, but is not obligated to, sell authorized but unissued shares of Common Stock in the Limited Market. If the number of purchase orders exceeds the number of sell orders plus any shares sold by the Company, the aggregate number of shares offered for sale will be allocated, pro rata, among the purchasers based upon the total number of shares each has subscribed for.

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

    Each shareholder of the Company who elects to purchase or sell Common Stock has an account established with Capitol. On the day after each Trade Date, a confirmation of purchases or sales is generated for each shareholder showing price per share, number of shares, commission paid, net dollars transacted and settlement date. The purchase price for Common Stock purchased on a Trade date must generally be received by Capitol within three business days following such date.

     While the Company established the Limited Market to attempt to provide liquidity to shareholders, there can be no assurance that there will be sufficient liquidity to permit shareholders to resell their shares in the Limited Market.

THE FORMULA

    The purchase price of the shares of Common Stock in the Limited Market will be at the formula price described below (the "Formula Price"). The Formula Price is established by the Board of Directors of the Company based on the performance of the Company as measured by certain factors listed below as well as certain other factors also listed below which are determined based on the recommendation of an independent appraiser. The Formula Price will be redetermined at least annually. The price is determined according to the following formula (the "Formula"): the price per share is equal to the product of (i) a number representing one minus the discount for the limited liquidity of the stock ("D") and (ii) a fraction, the denominator of which is the number of outstanding shares and share equivalents ("Wi") and the numerator of which is the sum of (A) a number which is the product of 2.25 and the book value of the Company at the end of the applicable period ("BV") and (B) a number which is the product of (a) 11.34 ("K") and (b) a number equal to the product of (I) a market index ("MI") based on certain comparable companies, (II) the after tax profits from operations for the last 12 month period ("P") and (III) a fraction, the denominator of which is 2 and the numerator of which is the sum of (A) the change in contract margin ("CM"), which is a number equal to the contract margin for the last 12 months divided by the contract margin for the prior 12 month period, where contract margin is the contract fee as a percentage of contract cost adjusted for program reserves and allowances and
(B) the change in revenue growth ("R"), which is a number equal to a fraction, the numerator of which is revenue for the last 12 months and the denominator of which is the revenue for the prior 12 month period times the change in the consumer price index for that period. The Formula Price of the Common Stock expressed as an equation, is as follows:

                              {Formula Price = D}

    The "discount factor" is a number which is intended to reflect the discount for the limited liquidity of the Common Stock and the "market index" is a number which is intended to reflect existing securities market conditions. Both of these factors are established annually by the Board of Directors based upon the recommendation of an independent appraisal firm. The 11.34 multiplier is a constant representing the factor necessary to equalize the initial stock price calculated by the Formula to the appraised price for the Common Stock on the date the Formula was adopted. The remainder of the factors will be based on the Company's historical financial data.


PROCEDURES FOR DETERMINING FORMULA PRICE

    The Formula is used to determine the offering price at which the Common Stock will be sold and will trade in the Limited Market, except in the circumstances set forth below. The present Formula was adopted by the Board of Directors on September 14, 1998, following a determination by the Board of Directors that the prior formula was not resulting in a fair market value for the Common Stock. The Board of Directors believes the current Formula results in a fair market value for the Common Stock within a broad range of financial criteria.

    In redetermining the current Formula, net income for the trailing twelve months was adjusted for all factors associated with the sale of the Company's Space and Telecommunications business having a financial impact on continuing operations in 1997. The adjusted net income for use in the Formula at June 30, 1998 was $2,482,000.

     Annually, the Company provides audited financial statements and other data as requested by the independent appraiser. The independent appraiser analyzes that data and recommends two factors of the Formula: the Market Index ("MI") and the Discount Factor ("D"). Based on this recommendation, the Board of Directors determines the Formula Price. The Board of Directors also obtains an appraisal of the current fair market value of the Common Stock from the independent appraiser in order to confirm that the Formula has resulted in a price which falls within an acceptable range of values for the fair market value of the Common Stock.

    In those circumstances when the Board of Directors determines the Formula has not resulted in a fair market value for the Common Stock, the Company establishes a price for the Common Stock within the range established by the independent appraisal. The price of $5.05 per share at June 30, 1997 and at December 31, 1997 was based solely on an independent appraisal as were all share prices prior to the adoption of the Formula. Such appraisal is required on an annual basis for purposes of valuing the assets contained in the Company's ESOP and for determining the price at which the ESOP may purchase shares of Common Stock.

PRICE RANGE OF COMMON STOCK

    The following table sets forth the price per share (after giving effect for all years presented for a 2 for 1 split of the Company's common stock in February 1998) at which the Common Stock was valued by the Board of Directors based on an appraisal performed by the Company's independent appraiser, Legg Mason Wood Walker, Inc., for the last twelve years. The 1992, 1993, both 1994 and 1995 appraisal prices were also the prices at which shares were sold in the Limited Market for each of the following periods ending on the dates set forth below.

           EFFECTIVE DATE OF APPRAISAL     PRICE PER SHARE

              December 31, 1998                    $7.800
              June 30, 1998                        $5.840
              December 31, 1997                    $5.050
              June 30, 1997                        $5.050
              December 31, 1995                    $4.745
              December 31, 1994                    $4.695
              June 30, 1994                        $4.485
              December 31, 1993                    $4.364
              December 31, 1992                    $3.583
              December 31, 1991                    $3.002
              December 31, 1990                    $2.088
              December 31, 1989                    $2.050
              December 31, 1988                    $2.015
              December 31, 1987                    $1.400
              December 31, 1986                    $0.888

Report of Independent Appraiser

    Since 1986, Legg Mason Wood Walker, Inc. ("Legg Mason") has been engaged by the Company to act as the independent appraiser for the Company with respect to the Common Stock. Legg Mason was selected because it is a nationally recognized investment banking firm that has extensive experience in the valuation of securities of all types, including closely-held and seldom traded securities.

    In connection with the Board's determination of the Formula Price, Legg Mason recommends to the Board of Directors (i) the discount factor ("D") to reflect the limited liquidity of the Company's Common Stock and (ii) the market index ("MI") to reflect existing securities market conditions. Legg Mason also provides to the Board of Directors an assessment as to whether the Formula Price calculated is within a range which Legg Mason considers reasonable. Legg Mason makes these determinations based on its own analysis after reviewing and analyzing numerous factors including, without limitation, (i) the Company's annual and quarterly reports, (ii) interviews with management regarding the Company's business, earnings, cash flow, assets and prospects, (iii) contract backlog data and contract profiles prepared by Company management, (iv) data regarding the financial performance and market valuation of selected public companies deemed by Legg Mason to be comparable to the Company and (v) data relating to recent merger and acquisition activity of selected public companies deemed by Legg Mason to be comparable to the Company.


DIVISION OF MARKET REGULATION

    Section 5 of the Securities Exchange Act of 1934 (the "Exchange Act") generally prohibits operation of an "exchange" to effect any transaction in a security, or to report any such transaction, unless the exchange is either (i) registered as a national securities exchange under Section 6 of the Exchange Act or (ii) exempted from such registration because, in the opinion of the Commission, the limited volume of the transactions effected on such exchange does not make it necessary, appropriate or in the public interest to require such registration. The Limited market is not registered as an exchange under the Exchange Act. The Company has had discussions with the staff of the Division of Market Regulation concerning the operation of the Limited Market in compliance with the Exchange Act. While the Commission has not formally indicated to the Company any specific concerns regarding the operation of the Limited Market it may do so in the future. If the Commission requires the Limited Market to register as an exchange or otherwise raises concerns regarding operation of the Limited Market, there can be no assurance that the Company will be able to continue operation of the Limited Market.

HOLDERS OF COMMON STOCK

    As of February 28, 1999, there were approximately 270 common stockholders of the Company.

DIVIDENDS

    It is the current policy of the Company to retain all earnings to provide funds for the Company's growth. Therefore, the Company has no current intention of paying cash dividends on the Common Stock. The Company has not made any distributions to its shareholders since 1988. The Company's bank credit agreement requires advance approval by the bank for the Company to pay any dividends.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial data for each of the years in the five year period ended December 31, 1998 and as of December 31, 1994, 1995, 1996, 1997 and 1998 have been derived from the consolidated financial statements of the Company. The consolidated financial statements for each of the five years ended December 31, 1994 through 1998 have been audited by Ernst & Young LLP, independent auditors. The data (in thousands, except for per share data) should be read in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this document.

                         1994     1995      1996       1997       1998
  Income Statement
  Data:
  Contract revenues   $107,471  $105,224   $96,246    $92,239   $117,184
  Cost of contract      90,102    96,633    87,644     78,530     91,747
  revenues
  Selling, general
  and administrative     6,723     4,117     5,431      9,622     15,585
  expenses
  Other expenses           833     (292)     2,447      3,668      3,040

  Operating profit       9,813     4,766       724        419      6,812
  Interest expense         907       850       969      1,589      1,195

  Income (loss)
  before income taxes    8,906     3,916     (245)    (1,170)      5,617
  Provision (benefit)
  for income taxes       3,830     1,567      (80)      (500)      2,225

  Income (loss) from
  continuing             5,076     2,349     (165)      (670)      3,392
  operations
  Income (loss) from
  discontinued
  operations, net of     (617)     (403)  (10,872)        648    (2,482)
  income taxes(1)(2)

  Net income (loss)     $4,459    $1,946 $(11,037)  $    (22)   $    910


  Basic earnings
  (loss) per share:
   Continuing            $0.53     $0.27   $(0.02)    $(0.07)    $  0.39
   operations
   Discontinued         (0.06)    (0.05)    (1.22)      0.07       (0.29)
   operations

  Earnings (loss) per    $0.47     $0.22   $(1.24)    $  0.00    $  0.10
  share
  Diluted earnings
  (loss) per share:
   Continuing            $0.50     $0.25   $(0.02)    $(0.07)    $  0.38
   operations
   Discontinued         (0.06)    (0.04)    (1.22)      0.07       (0.28)
   operations

  Earnings (loss) per
  share-diluted          $0.44     $0.21   $(1.24)    $  0.00    $  0.10
  Weighted average
  number of shares       9,567     8,863     8,875      9,092      8,694
  outstanding
  Diluted average
  number of shares      10,092     9,418     8,875      9,092      8,815
  outstanding



                                          DECEMBER 31,
                        1994     1995      1996       1997       1998
  Balance Sheet Data:
  Cash and cash        $ 3,902   $   235  $     16          $          $
  equivalents                                               -          -
  Working capital       20,638    19,713    13,721     12,588     12,242
  Total assets          89,816    91,530    92,690     45,288     57,348
  Short-term debt       15,750    17,074    28,335      9,112     17,890
  Long-term debt        17,765    17,431    18,510      3,333      3,802
  Total stockholders'   27,950    28,773    17,793     15,810     15,734
  equity

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

OVERVIEW

Computer Technology Associates, Inc. (the "Company," formerly CTA INCORPORATED) provides information technology services to Federal, State and commercial markets including Year 2000 services, network design and implementation, mainframe to client-server conversions, software language upgrades, database development and maintenance, electronic data interchange and automated enterprise management technologies. During 1996, the Company completed a five year prime contract with the U.S. Navy and, although it was ineligible to rebid this contract as the prime contractor, is now a major subcontractor receiving approximately 45% of the total contract revenues. During 1997, the Company sold the Advanced Information Systems division and several systems engineering contracts ended. As a result, the Company's revenues from systems engineering services, principally to the Federal government, have declined from $105 million, or 100% of contract revenues, in 1995 to $74 million, or 64% of contract revenues, in 1998. Since 1997, the Company has focused its marketing efforts on software engineering, primarily Year 2000 services, for State and local governments and commercial entities in order to increase such revenues. Also during 1997, the Company disposed of its Space and Telecommunications Systems and its Mobile Information and Communications Services businesses. In 1998, the Company realigned its corporate organization to further refine its focus on the rapidly growing market for commercial and governmental IT services creating the CTA Systems Engineering Group and the CTA Software Engineering Group.

RESULTS OF OPERATIONS

                The following tables set forth certain items in the Company's Statements of Operations as a percentage of contract revenues:

                                                      YEAR  ENDED
                                                      DECEMBER 31,
                                                 1996     1997    1998
  Contract revenues:
      Systems Engineering                          95.5%    79.6%   62.8%
      Software Engineering                          4.5     20.4    37.2
  Total contract revenues                         100.0    100.0   100.0
  Cost of contract revenues                        91.1     85.2    78.3
  Selling, general and administrative expenses      5.6     10.4    13.3
  Supplemental ESOP contribution                    0.0      3.2     0.9
  Other expenses                                    2.5      0.8     1.7

  Operating profit                                  0.8      0.4     5.8
  Interest expense                                  1.0      1.7     1.0

  Income (loss) before income taxes               (0.2)    (1.3)     4.8
  Provision (benefit) for income taxes            (0.0)    (0.6)     1.9

  Income (loss) from continuing operations        (0.2)    (0.7)     2.9
  Income (loss) from discontinued operations,    (11.3)     0.7     (2.1)
  net of income taxes

  Net income (loss)                              (11.5)%   (0.0)%    0.8%



The following tables set forth certain items in the Company's Statements of Operations by operating segment:

                                            Year  ended December 31,
                                         1996       1997       1998
                                          (In thousands of dollars)
Contract revenues:
   Systems Engineering                   $91,953    $73,464    $73,579
   Software Engineering                    4,293     18,775     43,605

                                         $96,246    $92,239   $117,184


  Operating profit:
   Systems Engineering                    $2,442     $2,933     $5,259
    Software Engineering                     729      1,154      4,593
   Other expenses                         (2,447)    (3,668)    (3,040)

                                          $  724     $  419   $  6,812



1998 COMPARED WITH 1997

CONTRACT REVENUES. Contract revenues increased 27% to $117.2 million in 1998 from $92.2 million in 1997 as a result of a 132% increase in software engineering contract revenues.

Systems engineering contract revenues increased to $73.6 million in 1998 from $73.5 million in 1997. Decreases in revenues on the General Services Administration ("GSA") Eastern Zone contract, which ended in the third quarter of 1997, and on the Technical Engineering and Management Support IV ("TEMS IV") program at Hanscom Air Force Base, which is winding down, and smaller decreases in other Federal programs, were partially offset by increases in contract revenues on embedded systems Year 2000 contracts and on GSA Schedule contracts.

Software engineering contract revenues increased to $43.6 million in 1998 from $18.8 million in 1997. The increase is primarily attributable to new Year 2000 conversion contracts with the States of Michigan and Texas and commercial companies such as Wells Fargo Bank and Norrell.

Commercial contract revenues from both systems engineering and software engineering services increased to $50.7 million, or 43% of total contract revenues, in 1998 from $18.8 million, or 20% of total contract revenues, in 1997.

 COST OF CONTRACT REVENUES. Cost of contract revenues increased 16.8% to $91.7 million, or 78.3% of contract revenues, in 1998, from $78.5 million, or 85.2% of contract revenues, in 1997. This decrease in cost of contract revenues as a percentage of contract revenues resulted primarily from the increase of higher margin commercial contracts as a percentage of overall contract revenues.

SG&A. Selling, general and administrative expenses ("SG&A") increased to $15.6 million, or 13.3% of contract revenues, in 1998, from $9.6 million, or 10.4% of contract revenues, in 1997. The increase in SG&A reflects the Company's continued investment in infrastructure and in the initiatives required to implement the Company's marketing strategies and increased focus on commercial markets.

SUPPLEMENTAL ESOP CONTRIBUTION. During 1998, the Board of Directors elected to make a supplemental contribution of approximately $1.1 million to the Company's employee stock ownership plan (ESOP).

OTHER EXPENSES. Other expenses increased to $2.1 million in 1998 from $0.7 million in 1997 due to additional reserves and write-downs of certain contract receivables.

OPERATING  PROFIT.   As a result of the foregoing, the Company had an operating profit of $6.8 million in 1998 and an operating profit of $0.4 million in 1997.

LOSS FROM DISCONTINUED OPERATIONS. The loss from discontinued operations for 1998 reflects an adjustment of $2.1 million for the final settlement of the sales price of the Company's Space and Telecommunications business, which was sold in the third quarter of 1997, and a binding arbitration award of $2.0 million to a former employee of that business. The amounts are presented net of income tax benefit in the Consolidated Statements of Operations.

1997 COMPARED WITH 1996

CONTRACT REVENUES. Contract revenues decreased 4.2% to $92.2 million in 1997 from $96.2 million in 1996. Software engineering contract revenues increased 337% to $18.8 million in 1997 from $4.3 million in 1996. Such increase resulted primarily from the Company's Year 2000 Century date Change conversion contracts. The Company performed such services in 1997 for the States of Nebraska, Kansas, Iowa and others as well as Cessna Aircraft and Virginia Tech.

A new systems engineering contract in 1997, providing program management and integration for the Assistant Secretary of Defense for Health Affairs, generated revenues of $7.1 million. Another new program, the Defense Enterprise Integration Services (DEIS) subcontract to Computer Sciences Corporation (CSC) generated revenues of $4.1 million in 1997. Contract revenues on the Company's contact with the GSA's Federal Supply Service increased 65% from $6.5 million in 1996 to $10.8 million in 1997.

These increases in contract revenues were offset by decreases in revenues from the TEMS IV program at Hanscom Air Force Base of $10.4 million in 1997 compared to 1996 as the program winds down. Revenues on the Naval Air Weapons Center
(NAWC) contract at China Lake, California decreased in 1997 by $5.2 million compared to 1996. In the first quarter of 1996, the Company completed its five-year contract with the NAWC, the last of the Company's significant contracts awarded during its period of eligibility for small business awards which ended in 1992. Although it was ineligible to rebid for this contract as the prime contractor, the Company is a major subcontractor to the small business prime contractor who was awarded the NAWC follow-on contract, from which the Company receives approximately 45% of the contract revenues. Contract revenues on the NAWC subcontract increased by $0.3 million in 1997 compared to 1996.

Contract revenues in 1997 decreased by $2.0 million on the Range Instrumentation Development contract and by $1.3 million on the AUA technical assistance contract. Contracts which ended in 1997, such as the Systems
Engineering Analysis contract with NASA and the GSA Eastern Zone contract contributed to the decline in revenues, as did the sale of the Advanced Information Systems division. Contracts which ended in 1996, such as the Air Force Warning System integration contract, also contributed to the overall decline in contract revenues in 1997.

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

The Company initially expected that future contract performance over the full contract term at originally anticipated staffing levels would result in profit sufficient to offset early program losses. However, revenues on the contract were not sufficient to offset these losses. The Company has submitted claims against the U.S. government seeking recovery of $1.5 million of the overrun. The Company has recorded these claims as an unbilled receivable, against which it has certain reserves which it deems adequate.

 COST OF CONTRACT REVENUES. Cost of contract revenues decreased 10.4% to $78.5 million, or 85.2% of contract revenues, in 1997 from $87.6 million, or 91.1% of contract revenues, in 1996. The decrease in cost of contract revenues as a percentage of contract revenues resulted primarily from the effect of changes in the estimated contract value and profitability of the Eastern Zone contract in 1996. Without giving effect to the reduction in revenues due to the Eastern Zone contract, the cost of contract revenues as a percentage of contract revenues for 1996 was 88.7%. The decrease in cost of contract revenues in 1997 would have been even more significant were it not for the indirect cost impact of $0.9 million related to the sale of the Space and Telecommunications business and one-time start-up costs of $1.0 million related to certain software engineering contracts.

SG&A. Selling, general and administrative expenses ("SG&A") for 1997 increased 77.2% to $9.6 million, or 10.4% of contract revenues, from $5.4 million, or 5.6% of contract revenues, in 1996. Higher costs and reduced revenues accounted for the increase in SG&A as a percentage of contract revenues in 1997. The increase in SG&A reflects the Company's continued investment in infrastructure and in the initiatives required to implement the Company's marketing strategies and increased focus on commercial markets as well as the indirect cost impact of $0.3 million related to the sale of the Space and Telecommunications business.

SUPPLEMENTAL ESOP CONTRIBUTION. During 1997, the Board of Directors elected to make a supplemental contribution of approximately $3.0 million to the Company's ESOP out of the proceeds from the sale of the Space and Telecommunications business to allow the employees to share in the Company's future potential performance, if any. The Board authorized the supplemental contribution after the sale had closed and the Company's new bank credit facility was in place.

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

INCOME (LOSS) FROM DISCONTINUED OPERATIONS. The income from discontinued operations in 1997 was $0.6 million, net of tax benefits of $1.4 million, compared to a loss from discontinued operations of $10.9 million, net of tax benefits of $5.6 million in 1996. The income in 1997 includes a gain on the sale of the segments to Orbital Sciences Corporation of $3.9 million. The loss in 1996 includes a charge of $6.4 million from the write-off of the Company's investment in GEMnet and a charge of $2.8 million for additional reserves due to schedule delays on the Indostar program. During 1996, the Company had been in discussions with certain international companies to continue the GEMnet program after the 1995 launch failure. These discussions did not produce a viable solution and as a result the Company decided to terminate the program and write-off its remaining investment.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net income (loss) was $0.9 million, ($0.02 million), and ($11.0 million) 1998, 1997 and 1996, respectively. Its cash flow provided by (used in) operating activities was $(1.8 million), $(10.2 million), and $(5.5 million) in 1998, 1997 and 1996, respectively. The principal factors accounting for the provision (use) of cash in operating activities in 1998 were $2.3 million in losses on disposal of segments and sale of assets, $1.5 million of depreciation and amortization expense, $1.1 million in other non-cash expenses and changes in working capital accounts using $7.6 million of cash. The principal factors accounting for the provision (use) of cash in operating activities in 1997 were $(3.9 million) non-cash gain on disposal of segments, $2.8 million of depreciation and amortization expense, ($3.6 million) payment of previously accrued interest, and changes in working capital accounts using $5.6 million of cash. The principal factors accounting for the provision (use) of cash in operating activities in 1996 was the net loss of $11.0 million and an increase in accounts receivable and other net assets of $6.6 million, offset by $5.6 million of depreciation and amortization expense and the $6.4 million write-off of the investment in GEMnet.

Cash provided by (used in) investing activities totaled $(4.5 million), $14.4 million, and $(6.2 million) in 1998, 1997 and 1996, respectively. Additions to furniture and equipment were $2.4 million, $3.6 million, and $6.5 million in 1998, 1997 and 1996, respectively. Proceeds from the sale of segments provided $18 million in 1997 and an adjustment to the sales price of the segments in 1998 used $2.1 million.

Cash provided by (used in) financing activities was $6.2 million, $(4.2 million), and $11.5 million in 1998, 1997 and 1996, respectively. Financing was primarily provided by borrowings under the credit facility and offset by the repayment of long-term debt and the purchase of treasury stock. The Company's net borrowings (payments) under the credit facility were $8.8 million, $(3.7 million), and $12.0 million for 1998, 1997 and 1996, respectively. The 1997 amount is net of $5 million proceeds from a new three-year term loan. Repayment of long-term debt was $1.7 million in 1998 and $0.5 million in 1997. Net purchases of treasury stock were $1.0 million, $0.1 million, and $0.5 million in 1998, 1997 and 1996, respectively.

     In November 1997, the Company entered into a three-year agreement with a bank for a revolving credit facility, which was amended in 1998, providing the availability to borrow up to $18 million, which includes a facility for letters of credit up to $4 million, and which also provides a $5 million term facility. At December 31, 1998, there was $16.2 million outstanding under the revolving credit facility and $3.3 million outstanding under the term facility, to be repaid in equal quarterly payments.

     Borrowings under the credit facility are secured by substantially all of the Company's assets and bear interest at either the lender's prime rate or LIBOR plus 1.5% to 2.25% (based on the Company's ratio of total funded debt to earnings before interest, taxes, depreciation and amortization) at the Company's discretion. The weighted average rate in effect for short-term borrowings at December 31, 1998 was approximately 7.5%. Under the agreement, the Company pays an annual commitment fee on the unused credit line and an annual administration fee on the total revolving credit line. The credit facility requires advance approval by the bank for the Company to pay cash dividends. The agreement also includes financial covenants which require the Company to maintain certain financial ratios such as a fixed charge coverage ratio, earnings before interest and taxes to interest expense ratio and total outstanding debt to accounts receivable ratio. The agreement also requires the Company to obtain the consent of the bank prior to making aggregate capital expenditures for itself and its subsidiaries of greater than $2.5 million per year. The Company believes it is in compliance with all of the financial covenants.

     In January 1998, the Company completed the $2.0 million tender offer accrued for as of December 31, 1997. The Company believes that cash flow from operations and available bank borrowings will provide adequate funds for continued operations for the next twelve months.

OTHER MATTERS

     The Company has assigned certain individuals to identify and correct Year 2000 compliance issues. Information technology ("IT") systems with non-compliant code are expected to be modified or replaced with systems that are Year 2000 compliant. The individuals are also responsible for investigating the readiness of suppliers, customers and other third parties along with the development of contingency plans where necessary.

All IT systems have been inventoried and assessed for compliance, and detailed plans are in place for required system modifications or replacements. Systems conversion and testing activities are underway with approximately two-thirds of the systems already compliant. IT systems are expected to be fully compliant by the end of the third quarter of 1999. Inventories and assessments of non-IT systems have been completed. Progress of the Year 2000 compliance program is continuously being monitored by senior management.

The Company has identified critical suppliers, customers and other third parties and has surveyed their Year 2000 remediation programs. Risk assessments and contingency plans, where necessary, will be finalized in the third quarter of 1999.

Incremental costs directly related to Year 2000 issues are estimated to be $650,000 to be incurred between 1998 and 1999 of which $420,000 (or 65%) has been spent to date. Approximately 10% of the total estimated spending represents costs to modify existing systems. Costs incurred prior to 1998 were immaterial. This estimate assumes that the Company will not incur significant Year 2000 related costs on behalf of suppliers, customers or other third parties.

The Company's most likely potential risk is the inability of some customers to order and pay on a timely basis. Contingency plans for Year 2000-related interruptions are being developed and will include, but not be limited to, the development of emergency backup and recovery procedures, remediation of existing systems parallel with installation of new systems and identification of alternate suppliers. All plans are expected to be completed by the end of the third quarter of 1999.

     The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While the Company anticipates no major interruption of its business activities, that will be dependent in part, upon the ability of third parties to properly remediate their IT and non-IT systems in a timely manner. Although the Company has implemented the actions described above to address third party issues, it has no ability to influence the compliance actions of such parties. Accordingly, while the Company believes its actions in this regard should have the effect of reducing Year 2000 risks, it is unable to eliminate them or estimate the ultimate effect Year 2000 risks will have on the Company's operating results.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At December 31, 1998 and 1997 the principal amount of the Company's aggregate outstanding variable rate indebtedness was $19.5 million and $12.4 million, respectively. A hypothetical 10% adverse change in interest rates would have had an annualized unfavorable impact of approximately $146,000 and $95,000, respectively, on the Company's earnings and cash flows based upon these year-end debt levels.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                        The information
required by this item is included under Item 14(a) of this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                                         None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth certain information regarding the directors and executive officers of the Company as of December 31, 1998:

NAME                 AGE POSITION
  C.E. Velez         58  President, Chief Executive Officer and
                         Chairman of the Board
  Gregory H. Wagner  50  Executive Vice President, Chief
                         Financial Officer and Treasurer
  Terry J.           55  President, Systems Engineering Group
  Piddington
  Sy Inwentarz       47  President, Software Engineering Group
  Harvey D.          68  Director
  Kushner(1)
  David R. Mackie    60  Director
  (1)
  Raymond V.         65  Director
  McMillan (1)
  George W.          72  Director
  Morgenthaler(1)
  James M. Papada,   50  Director
  III(1)
  Arturo             68  Director
  Silvestrini(1)

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

Terry J. Piddington has been President of the Company's Systems Engineering Group since October 1997 and before that had been Executive Vice President of the Company since February 1987. From 1985 to 1987, he was a Vice President of the Company's Systems Engineering Services Division.

Sy   Inwentarz has  been  President  of  the  Company's Software Engineering
Group since March 1998. From 1996 until he joined the Company, he was a Managing Principal with IBM Global Services. From 1992 to 1996 he was a Vice President of Computer Horizons Corp., a business solutions software supplier. Prior to 1992, he held various positions with Hewlett-Packard and American Hoechst.

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

James M. Papada, III has been a Director of the Company since August 1996. Since prior to 1991, he has been a senior partner in the corporate depart-ment of the law firm of Stradley, Ronon, Stevens & Young, a limited liability partnership in Philadelphia, Pennsylvania, specializing in merger and acquisition transactions. He is also the Chairman of the Board of Technitrol, Inc., a multi-national, diversified manufacturing company listed on the New York Stock Exchange. He is also a Director of ParaChem Southern, Inc., a manufacturer of specialty chemical products and GlassTech, Inc., a manufacturer of glass tempering and bending systems. From February 1983 until December 1987, Mr.Papada was President and Chief Operating Officer of Hordis Brothers, Inc., a privately held glass fabricator.

Arturo Silvestrini has been a Director of the Company since August 1991. From November 1991 to December 1996, he was President and CEO of Earth Observation Satellite Corporation. From 1965 to 1991, he was with Computer Sciences Corporation (CSC), as President of various Divisions, Deputy to the President of CSC Systems Group and as Senior Vice President for European operations.

Executive officers are reviewed annually by the Board of Directors and serve at the pleasure of the Board.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information regarding the compensation for 1998, 1997 and 1996 of the Company's Chief Executive Officer and the three other most highly compensated executive officers in 1998 (the "Executive Officer Group") for services rendered in all capacities to the Company. The Company has no other executive officers.

                            SUMMARY COMPENSATION TABLE

                                                   LONG-TERM COMPENSATION
                  ANNUAL
               COMPENSATION
                                         Other   Restricted Option  All Other
NAME AND PRINCIPAL      Salary  Bonus   Annual      Stock   Awards Compensation
POSITION(S)        YEAR   ($)    ($) Compensation Awards ($)  (#)    ($)(2)
                                        ($)(1)
C.E. Velez         1998 308,000 145,673  2,052       --     22,895   17,915
President, Chief   1997 280,000 130,220  2,090       --       --     14,480
Executive Officer  1996 276,743  --      1,870       --     59,010    5,700
and Chairman of
the Board
  Gregory H.       1998 187,000 88,494    954        --     13,900   32,411
  Wagner           1997 170,000 112,455   927        --       --     32,461
Executive Vice     1996 167,900  --       856        --     85,828    5,700
President, Chief
Financial Officer
and Treasurer
  Terry J.         1998 180,000 75,634   1,548       --     12,828   24,131
  Piddington-      1997 155,000 25,033   1,396       --       --     14,028
President, Systems 1996 153,350  --      1,221       --     32,666    5,700
Engineering Group
  Sy Inwentarz (3) 1998 161,826 93,399    696        --     150,000  15,217
President,         1997   --     --       --         --       --       --
Software           1996   --     --       --         --       --       --
Engineering Group

___________


(1)
Represents long term disability premiums and group life insurance premiums for amounts in excess of $50,000.

(2)
Includes amounts of the Company's contributions allocated to participants' accounts pursuant to the Company's 401(k) plan and ESOP, other relocation reimbursements and miscellaneous cash payments pursuant to the Company's cafeteria plan.

(3)
Mr. Inwentarz joined the Company in March 1998 at an annual salary of $225,000.




OPTION GRANTS DURING 1998

The following table sets forth information concerning the stock options granted during fiscal 1998 to each member of the Executive Officer Group.

                           % of
               Number of   Total
                Shares    Options
              Underlying  Granted                       Grant Date
                Options     to     Exercise  Expiration   Present
NAME            GRANTED  Employees   Price      DATE     Value ($)
                  (#)       in      ($/SH)                  (1)
                          Fiscal
                           YEAR
  C.E. Velez    17,909     2.0%      $5.05     2/12/05    $42,623
                 4,986      0.6      5.05      5/14/05     11,867
  Gregory H.    10,873      1.2      5.05      2/12/05     25,878
  Wagner
                 3,027      0.3      5.05      5/14/05      7,204
  Terry J.       9,914      1.1      5.05      2/12/05     23,595
  Piddington
                 2,914      0.3      5.05      5/14/05      6,935
  Sy Inwentarz  150,000    16.5      5.05      3/24/05    357,000

(1) The Company uses the Black-Scholes model to estimate the fair values of options, assuming a risk-free interest rate equal to the ninety-day U.S. Treasury Bill rate, expected lives of five to ten years, an expected volatility factor of .197 and no expected dividends.

FISCAL YEAR-END OPTION VALUES

The following table sets forth information concerning the exercise of stock options during fiscal 1998 and the number and value of unexercised stock options held at year-end by each member of the Executive Officer Group.

                                      Number of         Value of
                                     Securities        Unexercised
               Shares                Underlying       In-the-Money
              Acquired    Value      Unexercised       Options at
NAME             on    Realized($) Options at FY-End  FY-End ($)(1)
             Exercise(#)                 (#)          Exercisable/
                                    Exercisable/      UNEXERCISABLE
                                    UNEXERCISABLE
  C.E. Velez     --        --       39,340/42,565    120,184/123,052
  Gregory H.     --        --       73,884/25,844    225,715/74,714
  Wagner
  Terry J.       --        --       21,776/23,718     66,525/68,546
  Piddington
  Sy             --        --       --  /150,000      --  /412,500
  Inwentarz

___________


(1) There was no public trading market for the Common Stock on December 31, 1998. Accordingly, solely for purposes of this table, the values in this column have been calculated on the basis of an estimated market price of $7.80 per share, less the aggregate exercise price of the options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with regard to the benefi-cial ownership of the Common Stock as of December 31, 1998 by (i) each person known by the Company to own beneficially more than 5% of the outstan-ding shares of Common Stock, (ii) each director, each executive officer and each member of the Executive Officer Group and (iii) all current direc-tors and executive officers of the Company as a group:

                                   Shares         Percent
NAME AND ADDRESS OF BENEFICIAL  Beneficially   Beneficially
OWNER(1)(2)                       OWNED (1)      OWNED(3)
  5% Stockholders:
  C.E. Velez                    4,681,420 (4)      50.4%
  ESOP                          1,615,318          17.4
  B.A. Claussen                   883,752 (5)       9.5
  Directors and executive
  officers:
  C.E. Velez                   4,681,420 (4)       50.4%
  Terry J. Piddington            443,903 (6)        4.8
  Raymond V. McMillan            230,346 (7)        2.5
  Gregory H. Wagner              192,212 (8)        2.1
  George W. Morgenthaler          20,705 (9)         *
  Harvey D. Kushner               18,195 (10)        *
  James M. Papada, III             7,755 (11)        *
  Arturo Silvestrini               3,948             *
  David R. Mackie                  3,373             *
  Sy Inwentarz                        -              *
All current directors and
executive officers as a group     5,601,857        60.3%
(10 persons as of December 31,      (12)
1998)

___________

*  Less than 1%.


1. Beneficial ownership as of December 31, 1998 for each person includes shares subject to options held by such person (but not held by any other person) which are exercisable within 60 days after such date. All share amounts are exclusive of shares beneficially owned through the ESOP. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

2. The address for each beneficial owner except for Mr. Claussen is c/o Computer Technology Associates, Inc. 6903 Rockledge Drive, Bethesda, Maryland 20817. Mr. Claussen's address is c/o SymSystems, L.L.C., 12508 E. Briarwood Avenue, Englewood, Colorado 80112.

(3) The percent beneficially owned is based on 8,584,095 shares of Common Stock deemed outstanding as of December 31, 1998 and non-qualified options to purchase 705,744 shares of Common Stock which are currently exercisable within 60 days after such date.

(4)
Includes non-qualified options to purchase 39,340 shares of Common Stock .

(5)
Includes non-qualified options to purchase 200,000 shares of Common.

(6)
Includes non-qualified options to purchase 21,776 shares of Common Stock.

(7)
Includes non-qualified options to purchase 199,988 shares of Common Stock.

(8)
Includes non-qualified options to purchase 73,884 shares of Common Stock..

(9)
Includes non-qualified options to purchase 1,354 shares of Common Stock.

(1)  Includes non-qualified options to purchase 5,646 shares of Common Stock.

(2)  Includes non-qualified options to purchase 630 shares of Common Stock.

(3)  Includes non-qualified options to purchase 342,618 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1995, the Company discontinued the operations of its Simulation Systems Division, which manufactured aircraft flight simulators for sale or lease. The assets of the division consisted primarily of a cockpit flight simulator and various fixed assets, which had an aggregate value of $3.1 million, net of accumulated depreciation. These assets were sold on September 1, 1995 to a company principally owned by Mr. Claussen, one of the Company's principal stockholders, for two notes secured by the assets with an aggregate principal amount of $2.2 million, bearing interest at the Company's borrowing rate which has ranged between 6.00% and 7.75% per annum, and a 15% minority interest in the entity purchasing the division, which has been assigned a value of $0.2 million. In August 1998, the Company received $0.2 million in cash on the $1.8 million note and forgave the balance (which was charged against the Company's allowance for doubtful accounts). The other note was repaid from the Company's common stock held by Mr. Claussen and the Company's minority interest reduced to 10.6%.

In March 1991, the Company made a loan to Mr. Claussen of $368,623 for the purchase of his new residence. The interest rate on this loan varied from 4.69% to 7.75% per annum and equaled the interest rate on the Company's revolving line of credit under the Credit Facility. Mr. Claussen paid all outstanding principal and accrued interest on the loan in January 1996.

In connection with Mr. Claussen's resignation as an officer and director of the Company, during December 1996 he entered into an Employee Separation and Non-Competition Agreement (the "Separation Agreement") with the Company whereby, in consideration for Mr. Claussen's agreement to not compete with
the Company for a five (5) year  period,  the  Company  agreed:   (i)  to allow
Mr. Claussen to retain his outstanding stock options in the Company until November 28, 2003 and (ii) to pay Mr. Claussen $175,000 per year for a period of five years. At the same time, Mr. Claussen and Dr. Velez agreed to terminate the Buy-Sell Agreement which had formerly restricted the transfer of their shares in the Company. Mr. Claussen then executed a Stock Restric-tion Agreement with respect to his Common Stock on the same terms as the Stock Restriction Agreements signed by all other shareholders of the Company.

The Company also entered into a Consulting Agreement with Mr. Claussen during December 1996 for a five (5) year term, whereby Mr. Claussen agreed to provide consulting services to the Company, including with respect to the procurement for the Company of commercial and international business.
During the term of the Consulting Agreement, the Company is required to pay Mr. Claussen a fee equal to one percent (1%) of (i) the gross revenues derived by the Company from contracts secured primarily through Mr. Claussen's efforts and which will generate greater than $5 million of aggregate revenue for the Company. The Company has not paid any fees to Mr. Claussen under the Consulting Agreement.

Between May 1993 and July 1995, the Company made loans aggregating $500,000 to Dr. Velez for the purchase and construction of a new residence, evidenced by a revolving promissory note due August 2000 bearing interest at the same rates applicable to the Company under its Credit Facility. Dr. Velez paid all outstanding principal and accrued interest on the loan in November 1997.

*                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(A) CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES:

                                                                PAGE
Report of Independent Auditors                                  F-1

Consolidated Balance Sheets                                     F-2

Condolidated Statements of Operations                           F-4

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows                           F-6

Notes to Consolidated Financial Statements                      F-8

Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts and Reserves     F-24

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

Exhibits:

        23(a) Consent of Ernst & Young LLP                       F-25
        23(b) Consent and Report of Legg Mason Wood Walker, Inc. F-26

14(B) REPORTS ON FORM 8-K.

There were no reports on Form 8-K filed during the fourth quarter of 1998.

14(C) FINANCIAL DATA SCHEDULE

                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Computer Technology Associates, Inc.

We have audited the accompanying consolidated balance sheets of Computer Technology Associates, Inc. (formerly CTA INCORPORATED) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Technology Associates, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                           /s/ Ernst & Young LLP

Washington, D.C.
February 12, 1999

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.

                          Consolidated Balance Sheets


                                                 DECEMBER 31
                                               1997       1998

                                               (IN THOUSANDS,
                                              EXCEPT FOR SHARE
                                                    DATA)
Assets
Current assets:
   Cash and cash equivalents                       $          $
                                            -          -
   Accounts receivable (NOTES 1 AND 3)        33,300     48,909
   Other current assets (NOTE 4)               1,222      1,145
Recoverable income taxes (NOTE 8)              3,576           -
Total current assets                          38,098     50,054
Furniture and equipment (NOTES 1 AND 4)       11,110      8,940
   Accumulated depreciation and              (8,066)    (5,192)
   amortization
                                               3,044      3,748
Other assets (NOTES 1, 4, AND 8)               4,146      3,546







Total assets                                 $45,288    $57,348





SEE ACCOMPANYING NOTES.
                                      F-2

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.

                          Consolidated Balance Sheets


                                                 DECEMBER 31
                                               1997       1998
                                               (IN THOUSANDS,
                                              EXCEPT FOR SHARE
                                                    DATA)
Liabilities and stockholders' equity
Current liabilities:
   Notes payable - line of credit (NOTE 5)    $ 7,445    $16,223
   Current portion of long-term debt (NOTE      1,667      1,667
   5)
   Accounts payable                             5,788     10,576
   Accrued expenses (NOTE 4)                    3,156      4,156
   Excess of billings over costs and            2,738      1,109
   contract prepayments
   Other current liabilities                      270        290
   Income taxes payable (NOTE 8)                    -         19
   Accrued tender offer (NOTE 7)                2,019          -
   Deferred income taxes (NOTE 8)               2,427      3,822
Total current liabilities                      25,510     37,812
Long-term debt, less current portion            3,333      1,667
  (NOTE 5)
Other long-term liabilities (NOTE 6)              635      2,135
Commitments and contingencies (NOTE 11)             -          -
Stockholders' equity (NOTE 7):
   Preferred stock, $.01 par value,
   1,000,000 shares
    authorized and none issued                      -          -
   Common stock, $.01 par value, 20,000,000
   shares
    authorized and 10,000,000 issued              100        100
   Capital in excess of par value               7,869      7,855
   Retained earnings                           14,528     15,438
                                               22,497     23,393
   Notes receivable from employees               (698)      (698)
     (NOTE 10)
   Treasury stock, at cost (1,248,980
shares in 1997
      and 1,415,905 shares in 1998)            (5,989)    (6,961)
Total stockholders' equity                     15,810     15,734
Total liabilities and stockholders' equity    $45,288    $57,348


SEE ACCOMPANYING NOTES.

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.

                     Consolidated Statements of Operations


                                              DECEMBER 31
                                      1996       1997       1998
                                    (IN THOUSANDS, EXCEPT FOR SHARE
                                                 DATA)
Contract revenues
                                    $ 96,246   $ 92,239   $117,184
 Cost of contract revenues            87,644     78,530     91,747
Selling, general and                   5,431      9,622     15,585
administrative expenses
Supplemental ESOP contribution             -      2,958      1,087
(NOTE 6)
Other expenses                         2,447        710      1,953
Operating profit                         724        419      6,812
Interest expense                         969      1,589      1,195
Income (loss) before income taxes      (245)    (1,170)      5,617
Income taxes (benefit) (NOTE 8)         (80)      (500)      2,225
Income (loss) from continuing          (165)      (670)      3,392
operations
 Discontinued operations (NOTE 2):
   Loss from discontinued
   operations,                      (10,872)    (3,272)    (1,094)
    net of income taxes
   Gain (loss) on disposal of
   segments,                               -      3,920    (1,388)
    net of income taxes
 Income (loss) from discontinued    (10,872)        648    (2,482)
 operations
Net income (loss)                  $(11,037)     $  (22)  $   910

Earnings (loss) per share
(NOTE 9):
   Continuing operations                 $          $          $
                                    (.02)      (.07)      .39
   Discontinued operations                      .07
                                   (1.22)                (.29)
Earnings (loss) per share
                               $   (1.24)   $  .00  $     .10
 Earnings (loss) per share -
 assuming dilution
   (NOTE 9):
   Continuing operations          $ (.02)  $  (.07)    $  .38

   Discontinued operations                     .07
                                   (1.22)                (.28)
Earnings (loss) per share -
Asssuming dilution                $(1.24)  $   .00        .10

SEE ACCOMPANYING NOTES.

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.

                Consolidated Statements of Stockholders' Equity


                                          CAPITAL
                            COMMON          IN            NOTE
                             STOCK   PAR  EXCESS          RCV
                            SHARES  VALUE    PAR  RETAIN  FROM  TREASURY STOCK
                                            VALUE EARNING EMPL  SHARES     COST
                                    (IN THOUSANDS, EXCEPT FOR SHARE DATA)
Balance at January 1, 1996 10,000,000 $100 $8,973 $25,587 $-   1,321,108 $ 5,887
   Purchase of treasury         -     -        -        -  -
   stock                                                         125,368     590
   Sale of treasury stock       -     -        8        -  -      (7,826)    (28)
   Exercise of stock            -     -  (1,452)        -  -    (449,340) (1,935)
   options
   Compensatory issuance
   of common stock to           -     -        7        -  -     (15,576)    (67)
   employees/directors
   Issuance of stock for
   acquisition notes            -     -       30        -  -     (79,030)   (345)
   payable
   Tax benefit of non-
   qualified stock options      -     -      377        -  -         -       -
   exercised
   Issuance of stock to
   employees for notes          -     -        -        - 698         -       -
   receivable
   Net loss                     -     -        - (11,037)  -         -       -
Balance at December 31, 10,000,000  100    7,943  17,550  698     894,704    4,102
1996

   Purchase of treasury         -     -        -        -      -   466,500   2,381
   stock (NOTE 7)
   Exercise of stock            -     -    (191)        -      -  (89,870)   (392)
   options
   Compensatory issuance
   of common stock to           -     -       12        -      -  (22,354)   (102)
   employees/directors
   Tax benefit of non-
   qualified stock options      -     -      105        -      -         -       -
   exercised
   Net loss                     -     -        -     (22)      -         -       -
Balance at December 31, 10,000,000  100    7,869   14,528    698 1,248,980   5,989
1997
   Purchase of treasury        -      -        -        -      -    214,860  1,196
   stock
   Sale of treasury stock      -      -        -        -      -    (17,141)  (100)
   to employees
   Exercise of stock           -      -     (32)        -      -    (14,000)   (61)
   options
   Compensatory issuance
   of common stock to          -      -       18        -      -    (16,794)   (63)
   employees/directors
   Net income                  -      -        -      910      -         -       -
Balance at December 31, 10,000,000   $100  $7,855   $15,438  $698  1,415,905 $6,961
1998


SEE ACCOMPANYING NOTES.

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.

                     Consolidated Statements of Cash Flows



                                                 YEAR ENDED DECEMBER 31
                                               1996       1997       1998
                                                     (IN THOUSANDS)
Operating activities
Net income (loss)                          $(11,037)  $    (22)    $   910
 Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
   (Gain) loss on disposal of segments              -    (3,920)      2,100
    Loss on sale of assets                          -          -        238
   Depreciation and amortization:
    Furniture and equipment                     3,734      2,612      1,911
    Capitalized software development costs      1,108         76          -
    Other noncurrent assets                     1,018        390          -
    Deferred lease incentives                   (292)      (271)      (405)
   Provision for receivable allowances            300        360      1,019
   Accrued interest on debt                     1,034    (3,590)          -
   Other noncash expenses                         (8)      (224)         81
   Changes in assets and liabilities:
    Accounts receivable                       (4,106)        901   (16,628)
    Recoverable income taxes                    (639)      (906)      3,595
    Other assets                              (2,353)        463      (126)
    GEMnet investment                           6,437          -          -
    Accounts payable and accrued expenses       1,595    (5,017)      5,644
     Excess of billings over costs and          1,556    (3,180)    (1,629)
     contract prepayments
    Deferred income taxes, net                (3,900)     2,100      1,495
 Net cash (used in) operating activities      (5,553)   (10,228)    (1,795)
 INVESTING ACTIVITIES
 Investments in furniture and equipment       (6,469)    (3,584)    (2,391)
 Proceeds from (adjustments to) sale of             -     18,000    (2,100)
 segments
 Proceeds from sale of assets                       -          -         38
 Capitalized computer software                   (87)          -          -
 Other                                            351          -          -
 Net cash provided by (used in) investing   $ (6,205)   $ 14,416  $ (4,453)
 activities

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.

                                                 YEAR ENDED DECEMBER 31
                                               1996       1997       1998
                                                     (IN THOUSANDS)
 Financing activities
 Net borrowings (payments) under
    bank line of credit agreement            $ 12,011 $  (8,684)   $  8,778
 Proceeds from term loan                            -     5,000           -
 Repayment of long-term debt                        -     (450)     (1,666)
 Repayment of acquisition notes                 (375)         -           -
 Proceeds from deferred lease incentives          315         -           -
 Purchase of treasury stock                     (458)     (104)       (993)
 Sale of treasury stock                            -           -        100
 Proceeds from exercise of stock options           10        34          29
 Other                                             36         -           -
 Net cash provided by (used in) financing      11,539   (4,204)       6,248
 activities
 Net decrease in cash and cash equivalents      (219)      (16)           -
 Cash and cash equivalents at beginning of       235        16            -
 period
 Cash and cash equivalents at end of period $     16      $  -      $     -

 SUPPLEMENTAL INFORMATION
 Cash paid during the year for:
   Income taxes                             $     226 $     117   $      309
   Interest                                 $   2,836 $   8,807   $    1,037
 Noncash investing and financing
 activities:
   Debt assumed by purchaser (NOTE 2)       $      -  $  27,000   $       -

   Purchase of treasury stock (NOTE 7)      $      -  $   2,019   $       -
   Settlement of note receivable for common $      -  $       -   $     203
   stock
   Investment in EarthWatch                 $   2,038 $       -   $       -
   Conversion of note to common stock       $     375 $           $       -
   Common stock issued for notes            $     473 $       -   $       -

SEE ACCOMPANYING NOTES.

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.

                  Notes to Consolidated Financial Statements

                               December 31, 1998

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Computer Technology Associates, Inc. (the Company, formerly CTA INCORPORATED) provides rapid development and deployment of advanced information technology ("IT") to complex enterprise applications. The Company's offerings include government systems, engineering support, network development and integration, embedded IT systems engineering, object oriented applications development, Enterprise Resource Planning ("ERP") installation and integration, data warehousing and data base migrations, electronic commerce and other web based applications development and legacy system modernization. The Company's mission is to provide for the rapid, on budget, low risk installation and integration of complex information technology. The Company's current business strategy includes developing an international client base which is balanced across both government and commercial sectors of the IT services market.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation.

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

FURNITURE AND EQUIPMENT

Furniture and equipment are carried at cost. Depreciation is computed based upon accelerated methods using estimated useful lives of three to seven years. Leasehold improvements are amortized on a straight-line basis over the terms of the leases, which range from one to seven years. Purchased computer software used by the Company is amortized on a straight-line basis over a three-year period.

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.

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

Contract costs, including indirect costs for cost-type contracts, are subject to audit by government representatives. Such audits have been completed through 1996. Management believes that any adjustments resulting from determinations for subsequent periods and contract close-outs will not have a significant
impact  on  the  Company's  consolidated   financial  position  or  results  of
operations.

STOCK-BASED COMPENSATION

The Company has elected to continue accounting for stock-based compensation under Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." In addition, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," regarding the required disclosure provisions of the pro forma effect on net earnings and earnings per share. Compensation expense is recognized for stock options and other stock grants to the extent the exercise price is less than the fair market value of the Company's common stock at the date of grant.

NEW ACCOUNTING PRONOUNCEMENTS

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial position at their fair value. SFAS No. 133 is applicable to the Company beginning with its first quarter of fiscal 2000. The impact of this statement on the Company's statement of financial position is not expected to be significant.
                                      F-9

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain prior year balances have been reclassified to conform with the current period presentation.

2. DISPOSAL OF SEGMENTS

In August 1997, the Company sold its Space and Telecommunications Systems and its Mobile Information and Communications Services businesses to Orbital Sciences Corporation in exchange for $18 million in cash and assumption by Orbital of certain liabilities of the Company. In addition, Orbital paid to certain lenders of the Company an aggregate of $27 million in partial satisfaction of the Company's obligations to such lenders. The final purchase price was subject to certain adjustments and was subsequently reduced by $2.1 million in 1998.

The consolidated statements of operations exclude sales and expenses of discontinued operations from captions applicable to continuing operations. The discontinued operations include an allocation of interest expense based on the proportion of debt paid by Orbital to the Company's total debt outstanding at the time of the sale. Interest expense allocated to discontinued operations was $2.1 million in 1997 and $3.3 million in 1996. Net sales of the Space and Telecommunications Systems business prior to its disposition were $66.8 million in 1997 and $83.5 million in 1996. There were no sales for the Mobile Information and Communications Services business prior to its disposition. The income (loss) from operations of the disposed businesses was $(3.3) million in 1997 and $(10.9) million in 1996, net of income tax. The operating loss in 1996 includes charges totaling $9.2 million related to lower profitability on a contract and the write-off of the investment in GEMnet. The 1997 gain from disposal of the businesses was $3.9 million, net of income tax. The income tax provision (benefit) related to these discontinued segments was $(1.4) million in 1997 and $(5.6) million in 1996.

The loss from discontinued operations for 1998 reflects an adjustment of $2.1 million on the disposal of segments for the final settlement of the sales price to Orbital and a binding arbitration award of $2.0 million to a former employee of that business. The amounts are presented net of income tax benefit in the consolidated statements of operations.

During 1997, the Company also sold its Advanced Information Systems (AIS) division for approximately $0.4 million. The net contract revenues of AIS prior to its disposition were $0.9 million in 1997 and $2.9 million in 1996 and are included in continuing operations.

In 1995, the Company sold its Simulation Systems Division (SIM) to a former director and a principal stockholder of the Company and other investors in exchange for two notes secured by the assets of the division with an aggregate principal amount of $2.2 million, bearing interest at the Company's borrowing rate and a 15% minority interest in the purchasing entity, valued at $0.2 million. In 1998, the Company received $0.2 million in cash on the $1.8 million note and forgave the balance (which was charged against the Company's allowance for doubtful accounts). The other note was repaid from the Company's common stock held by the former director. In connection with these transactions, the Company's minority interest was reduced to 10.6%.
                                        F-10

                        COMPUTER TECHNOLOGY ASSOCIATES, INC.

3. ACCOUNTS RECEIVABLE

                                                  DECEMBER 31
                                                1997      1998
Accounts receivable:                            (IN THOUSANDS)
 U.S. Government:
   Billed                                    $17,556    $20,746
   Unbilled:
     Contracts in progress                     4,659      1,012
     Amounts awaiting contractual coverage     4,192      3,505
     Revenue awaiting government approval of
     final indirect rates or contract close-     242        286
     out
  Commercial Customers:
   Billed                                      5,646     15,555
   Unbilled:
    Contracts in progress                      4,473     10,071
                                              36,768     51,175
   Less allowances                           (3,468)    (2,266)
                                              $33,300   $48,909

Contracts in progress consist primarily of revenues on long-term contracts that have been recognized under the percentage-of-completion method for accounting purposes but not billed to customers. These amounts generally will be billable upon product delivery or satisfaction of other contract requirements.

Amounts awaiting contractual coverage include amounts for which the Company expects to obtain the necessary contract modifications in the normal course of business. At December 31, 1997 and 1998, approximately $2.2 million is related to situations where disputes regarding the extent of contractual coverage have resulted in legal actions or formal claims. The Company has provided allowances that it believes adequately provide for the resolution of these and other matters. The Company expects to realize substantially all billed and unbilled receivables within one year.

                           COMPUTER TECHNOLOGY ASSOCIATES, INC.

4. COMPOSITION OF CERTAIN FINANCIAL STATEMENT BALANCES

                                                  DECEMBER 31
                                                1997       1998
                                                (IN THOUSANDS)
Other current assets:
   Receivables from employees and          $       76  $      46
   stockholders (NOTE 10)
   Prepaid expenses                               495        584
   Other                                          651        515
                                              $  1,222   $ 1,145
Furniture and equipment:
 Data processing equipment                   $  7,513    $ 6,545
 Office furniture and equipment                 2,920      1,848
 Leasehold improvements                           677        547
                                               11,110      8,940
 Accumulated depreciation and amortization    (8,066)    (5,192)
                                              $  3,044   $ 3,748
Other assets:
 Intangible pension asset (NOTE 6)                $      $ 1,900
                                             -
 Investment in and notes receivable from SIM    2,218        200
 (NOTE 2)
   Deferred tax asset (NOTE 8)                    935        835
   Other                                          993        611
                                              $  4,146   $ 3,546
Accrued expenses:
 Salaries and incentives                     $  3,106    $ 3,735
 Employee benefit plans                             -        357
 Other                                             50         64
                                              $  3,156   $ 4,156

                      COMPUTER TECHNOLOGY ASSOCIATES, INC.

5. NOTES PAYABLE AND SUBORDINATED DEBT

BANK DEBT

In November 1997, the Company entered into a three-year agreement with a bank for a revolving credit facility, which was amended in 1998, providing the availability to borrow up to $18 million, which includes a facility for letters of credit up to $4 million, and which also provides a $5 million term facility. At December 31, 1998 and 1997, there was $16.2 million and $7.4 million, respectively, outstanding under the revolving credit facility and $3.3 million and $5.0 million, respectively, outstanding under the term facility, to be repaid in equal quarterly payments.

Borrowings under the credit facility are secured by substantially all of the Company's assets and bear interest at either the lender's prime rate or LIBOR plus 1.5% to 2.25% (based on the Company's ratio of total funded debt to earnings before interest, taxes, depreciation and amortization) at the Company's discretion. The weighted average rate in effect for short-term borrowings at December 31, 1998 and 1997 was approximately 7.5% and 7.7%, respectively. Under the agreement, the Company pays an annual commitment fee on the unused credit line and an annual administration fee on the total revolving credit line. The credit facility requires advance approval by the bank for the Company to pay dividends. The agreement also includes financial covenants which require the Company to maintain certain financial ratios and restricts capital expenditures.

SUBORDINATED DEBT

In December 1993, the Company entered into a note purchase agreement (the "Notes Agreement") providing for $15 million aggregate principal amount of unsecured, senior subordinated notes (the "Notes"). The Notes bore interest at 12.0% per annum (13.0% effective April 1, 1996), payable quarterly. The Company was required at the election of the holder to repurchase the Notes at the unpaid principal amount, plus accrued interest, at the occurrence of a transaction which resulted in a change in control of ownership of the Company or a "Qualifying Sale" of the Company's common stock as defined by the Notes Agreement. The Notes also provided for payment of contingent interest over and above the 13.0% fixed rate upon the occurrence of a "Qualifying Sale." The sale of the Space and Telecommunications Systems business as described in Note 2 was a "Qualifying Sale." As a result, the subordinated debt was repaid during 1997 along with accrued interest and contingent interest of $5.8 million.

                        COMPUTER TECHNOLOGY ASSOCIATES, INC.

6. EMPLOYEE BENEFIT PLANS

Substantially all of the Company's employees are eligible to participate in the Company's employee stock ownership plan (ESOP). The ESOP is designed to enable participating employees to share in the growth and prosperity of the Company while providing them with the opportunity to accumulate capital for their future retirement. The ESOP allows only Company contributions, in cash or in common stock, as determined by the Board of Directors, which are recorded as compensation expense. During 1998 and 1997, the Board elected to make supplemental contributions of approximately $1.1 million and $2.9 million, respectively. Contributions are proportionately allocated on the basis of each eligible participant's compensation. Employee vesting in benefits ranges from 40% at the end of two years to 100% at the end of four years. Shares of the Company's common stock which may ultimately be distributed by the ESOP to participants carry certain limited provisions for repurchase by the Company. Through December 31, 1998, no shares of the Company's common stock have been distributed by the ESOP. At December 31, 1997 and 1998, the ESOP owned 1,615,318 shares of the Company's common stock, all of which have been allocated to plan participants.

The Company and its subsidiaries maintain a 401(k) savings plan which allows for Company and employee contributions. Employees vest in Company matching contributions immediately. The Company's 401(k) plan owned 140,000 shares of the Company's common stock at December 31, 1997 and 1998.

In August 1998, the Company adopted a Supplemental Executive Retirement Plan ("SERP"). Eligibility for participation is determined by the Compensation Committee of the Board of Directors. The SERP will provide normal benefits of sixty percent of average final compensation upon retirement at age sixty-two. The plan is unfunded, however, the Company has purchased corporate owned life insurance to provide for partial funding of the obligations under the Plan.

The net periodic cost of the Plan for the period August 1 to December 31, 1998 was comprised of the following (in thousands):

Service cost               $   43
Interest cost                  95
Amortization of prior          97
  service cost
Net periodic benefit        $ 235
  cost

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.

Plan   activity   affecting   the   benefit  obligation  during  1998  and  the
reconciliation of the benefit obligation to accrued pension cost at December 31, 1998 is as follows (in thousands):

Benefit obligation at Plan    $3,270
inception
Service cost                      43
Interest cost                     95
Actuarial gain                   (13)
Benefit obligation at year
end                            3,395
Unrecognized net actuarial
gain                              13
Unrecognized prior service
cost                          (3,173)
Minimum  pension liability
recorded                       1,900
Accrued pension cost          $2,135

Accrued pension cost is equal to the Company's accumulated benefit obligation under the Plan. An intangible asset of $1.9 million was recorded during 1998 equal to the minimum pension liability, which represents the difference between the accumulated benefit obligation at December 31, 1998 and the net periodic benefit cost charged to operations. The assumptions used to measure the benefit obligation are a 7% discount rate and a 5% average increase in compensation levels.

Amounts charged to expense under the above plans were approximately $2.0 million, $4.2 million and $3.3 million (including the supplemental contributions) for the years ended December 31, 1996, 1997 and 1998, respectively. The Company currently provides no significant other post retirement benefits.

 7. COMMON STOCK AND STOCK OPTIONS

All of the Company's outstanding shares, except for those held by C.E. Velez, the Company's Chairman and Chief Executive Officer, contain restrictions on transferability.

The Company completed a tender offer for 399,946 shares at $5.05 per share on December 31, 1997 which resulted in a corresponding increase of treasury stock. The Board of Directors declared a two-for-one stock split for all shares outstanding on January 15, 1998 which is reflected for all periods presented in these financial statements.

                       COMPUTER TECHNOLOGY ASSOCIATES, INC.

7. COMMON STOCK AND STOCK OPTIONS (CONTINUED)

In December 1991, the Company adopted the 1991 Stock Option and Purchase Plan which reserves 2,600,000 common shares for the granting of incentive or non-qualified stock options or stock purchase rights through 2001. The Compensation Committee of the Board of Directors is authorized to grant options and purchase rights and to establish the respective terms, subject to certain restrictions. Options generally are for terms of five to ten years and provide for vesting periods of three years. As of December 31, 1998, options for 908,282 shares are available for grant under this plan.

The weighted average grant date fair value of an option granted during the years ended December 31, 1996, 1997 and 1998 was $1.91, $1.60 and $2.38,
respectively. The Company uses the Black-Scholes model to estimate the fair values of options, assuming a risk-free interest rate equal to the ninety-day U.S. Treasury Bill rate, expected lives of five to ten years, an expected volatility factor of .197 and no expected dividends. The Company recognized no compensation expense for stock option grants during the three years in the period ended December 31, 1998.

                                              NUMBER OF SHARES
                                           YEAR ENDED DECEMBER 31,
                                          1996      1997      1998
 Options outstanding at beginning of
 year (weighted average exercise price
 of $1.90 in 1996, $3.96 in 1997 and       934,450 1,282,126   847,880
 $4.08 in 1998)
 Granted (weighted average exercise
 price of $4.74 in 1996, $5.05 in 1997     799,016    13,574   906,768
 and $5.49 in 1998)
 Canceled (weighted average exercise
 price of $2.09 in 1996, $4.61 in 1997     (2,000) (357,950)   (48,930)
 and $4.70 in 1998)
 Exercised (weighted average exercise
 price of $1.07 in 1996, $2.24 in 1997   (449,340)  (89,870)   (14,000)
 and $2.09 in 1998)
 Options outstanding at end of year
 (weighted average exercise price of
 $3.96 in 1996, $4.08 in 1997 and $4.59 1,282,126  847,880   1,691,718
 in 1998)
 Options exercisable at end of year
 (weighted average exercise price of
 $2.48 in 1996, $3.16 in 1997 and $3.76    391,022   462,648   705,035
 in 1998)

                      COMPUTER TECHNOLOGY ASSOCIATES, INC.

RANGE OF EXERCISE PRICES                        DECEMBER    31,
                                                1998
$2.01-$3.58:
 Options outstanding:
   Number of shares                                     276,000
   Weighted average exercise price                        $2.30
   Weighted average remaining contractual life              3.7
   (in years)
 Options exercisable:
   Number of shares                                     276,000
   Weighted average exercise price                        $2.30
$4.36-$5.84:
 Options outstanding:
   Number of shares                                   1,415,718
   Weighted average exercise price                        $5.03
   Weighted average remaining contractual life              5.1
   (in years)
 Options exercisable:
   Number of shares                                     429,035
   Weighted average exercise price                        $4.71

Pro forma compensation expense associated with options granted subsequent to December 31, 1994 generally is recognized over a three year vesting period; therefore, the initial impact of applying SFAS No. 123 on pro forma net income
(loss) for 1996 and 1997 is not representative of the impact on pro forma net income in 1998 and future years, when the pro forma effect is fully reflected. The Company's pro forma information follows:

                                         YEAR ENDED DECEMBER 31
                                         1996     1997      1998
                                        (IN THOUSANDS, EXCEPT FOR
                                               SHARE DATA)

 Pro forma income (loss) from         $(327)    $(964)    $2,964
 continuing operations
Pro forma earnings (loss) per share
 Basic                                 $(.04)   $(.10)     $ .34
 Diluted                               $(.04)   $(.10)     $ .34

                      COMPUTER TECHNOLOGY ASSOCIATES, INC.

8. INCOME TAXES

The provision (benefit) for income taxes attributable to continuing operations consisted of the following components:

                                    YEAR ENDED DECEMBER 31
                                    1996       1997     1998
                                           (IN THOUSANDS)
Current:
 Federal                           $(20)    $(2,400)    $600
 State                              -          (200)     130
                                    (20)     (2,600)     730
Deferred:
 Federal                            (50)      2,000    1,225
 State                              (10)        100      270
                                    (60)      2,100    1,495
                                   $(80)    $  (500)  $2,225

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                      COMPUTER TECHNOLOGY ASSOCIATES, INC.

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                   DECEMBER 31
                                                 1997      1998
                                                 (IN THOUSANDS)
Current deferred tax liabilities:
 Unbilled receivables                           $5,425    $5,843
 Other                                             135       118
                                                 5,560     5,961
Current deferred tax assets:
 Contract provisions and                         2,482     1,350
 allowances
 Accrued vacation                                  510       762
 Other accruals                                    141        27
                                                 3,133     2,139
Net current deferred tax                        $2,427    $3,822
liabilities
Long-term deferred tax assets:
 Depreciation                                  $   400    $  480
 Net operating loss carryforward                   350       350
 Other                                             535       355
                                                 1,285     1,185
 Less: valuation allowance                       (350)     (350)
Net long-term deferred tax assets               $  935    $  835

A reconciliation of income tax expense at the statutory Federal rate to income tax expense related to continuing operations at the Company's effective income tax rate is as follows:

                                         YEAR ENDED DECEMBER 31
                                        1996     1997      1998
                                             (IN THOUSANDS)
Federal income taxes at statutory        $(83)    $(398)    $1,910
rate
State income taxes, net of Federal        (31)      (60)       255
tax benefit
Other                                       34      (42)        60
                                         $(80)    $(500)    $2,225

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.

9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                        YEAR ENDED DECEMBER 31
                                       1996      1997      1998
                                        (IN THOUSANDS, EXCEPT FOR
                                              SHARE DATA)
Numerator:
 Income (loss) from continuing    $    (165)  $   (670)    $3,392
 operations
 Income (loss) from discontinued    (10,872)       648     (2,482)
 operations
    Net income (loss) for both basic
    and diluted earnings per share $(11,037)    $  (22)    $  910
Denominator:
 Denominator for basic earnings per
 share-                           8,875,086  9,092,214  8,694,133
   Weighted average shares
   outstanding
 Dilutive potential common shares:
   Employee stock options                -         -      121,333
 Denominator for diluted earnings
 per share-
   Adjusted weighted average      8,875,086  9,092,214  8,815,466
    shares and assumed conversions

Due to a loss from continuing operations in 1996 and 1997, employee stock options are considered anti-dilutive and not included in the denominator for diluted earnings per share.

10. TRANSACTIONS WITH RELATED PARTIES

The Company made loans in prior years to certain officers and employees related to the exercise of options to acquire common stock. Unpaid amounts related to the stock exercise price are presented as a reduction of stockholders' equity. The notes are for five years and bear interest at the same rates paid by the Company.

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

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.

11. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company has operating leases for all of its office space and various computer and office equipment. Most of the office space leases are on a full service rental basis, but do require the Company to pay increases for maintenance and operating expenses such as taxes, insurance and utilities over a base year, and also include provisions for renewal.

Certain  of  the  leases  contain  provisions for periodic rate escalations  to reflect changes in the consumer price index. Total rent expense from continuing operations for the years ended December 31, 1996, 1997 and 1998 was $2.7 million, $2.4 million and $2.2 million, respectively.

At December 31, 1998, total future minimum rental commitments under non-cancelable leases are summarized as follows (in thousands):

1999          $1,918
2000           1,713
2001           1,728
2002           1,190
2003           1,042
2004 and         692
after
              $8,283

LITIGATION

In October 1996, a former employee of the Company filed suit against the Company alleging, among other things, breach of contract in connection with a profit sharing agreement. Subsequently, the litigation was stayed by agreement of the parties because the profit sharing agreement called for mandatory and binding arbitration. The arbitration was settled in June 1998 with an award of $2.0 million, which is included in the loss from discontinued operations.

The Company is involved in certain other litigation incidental to its business. Management of the Company, after reviewing developments with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the financial position or future operations of the Company.

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.

12. OPERATING SEGMENTS

The Company has two principal operating segments: the Systems Engineering Group and the Software Engineering Group. The Systems Engineering Group focuses on information security and complex embedded computer systems and the Software Engineering Group focuses on Year 2000 services and the installation and integration of ERP software. The following table provides certain financial information for each operating segment:

                                           YEAR ENDED DECEMBER 31
                                           1996     1997     1998
                                                (IN MILLIONS)
Contract revenues:
 Systems Engineering                       $91.9    $73.4    $73.6
 Software Engineering                        4.3     18.8     43.6
                                           $96.2    $92.2   $117.2
Operating profit:
 Systems Engineering                      $  2.4   $  3.0     $5.2
 Software Engineering                        0.7      1.1      4.6
 Other expense                              (2.4)    (3.7)    (3.0)
                                          $  0.7   $  0.4     $6.8
Depreciation and amortization expense:
 Systems Engineering                      $  2.4  $   0.8    $ 0.6
 Software Engineering                         -       0.4      0.9
   Discontinued operations                   3.2      1.6       -
Capital expenditures:
 Systems Engineering                      $  1.0  $   0.4    $ 1.5
 Software Engineering                         -       1.4      0.9
   Discontinued operations                   5.5      1.8       -
Identifiable assets:
 Systems Engineering                      $ 29.8   $ 27.4   $ 27.4
 Software Engineering                        3.0     12.0     23.8
 Discontinued operations                    42.8       -        -
 General corporate assets                    7.8      5.9      6.2
                                          $ 83.4   $ 45.3   $ 57.4

                      COMPUTER TECHNOLOGY ASSOCIATES, INC.

12. OPERATING SEGMENTS (CONTINUED)


The percentage of Systems Engineering contract revenues from U.S. Government customers that comprise 10% or more of total revenues were as follows:

                                          YEAR ENDED DECEMBER 31
                                          1996     1997     1998
    Department of Defense                63%       47%       26%
    General Services Administration      14%       16%       19%

The operating profit in 1996 for the Systems Engineering Group was adversely impacted by a $2.6 million adjustment to the profitability of the General Services Administration - Eastern Zone contract. Other expenses in 1996 include $0.9 million related to an unsuccessful initial public offering. Other expenses in 1998 and 1997 include $1.1 million and $2.9 million, respectively, for supplemental ESOP contributions

                                 SCHEDULE II


                     COMPUTER TECHNOLOGY ASSOCIATES, INC.

                   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                    ($000)

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                Balance, Charged   Charged            Balance,
                Beginning to Costs to Other           End of
DESCRIPTION     OF       and       ACCOUNTS DEDUCTIONS PERIOD
                PERIOD   EXPENSES
For the year
ended December   $2,700    $300      $108      $0     $3,108
31, 1996
For the year
ended December   $3,108    $600       $94     $334    $3,468
31, 1997
For the year
ended December   $3,468   $1,019     $325    $2,546   $2,266
31, 1998

              CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS





We  consent to
the incorporation by reference in the Registration Statement (Form S-8 No. 33-71128) pertaining to the Defined Contribution 401(k) Retirement Plan of Computer Technology Associates, Inc. (formerly CTA INCORPORATED) and in the related prospectus of our report dated February 12, 1999, with respect to the consolidated financial statements and schedule of Computer Technology Associates, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1998.

                              /s/ Ernst & Young LLP

Washington, D.C.
March 26, 1999

        CONSENT OF LEGG MASON WOOD WALKER, INC., INDEPENDENT APPRAISERS





We  consent to
the incorporation by reference in the Registration Statement (Form S-8 No. 33-71128) pertaining to the Defined Contribution 401(k) Retirement Plan of Computer Technology Associates, Inc. and in the related prospectus of our report dated February 18, 1999, with respect to the fair market value of minority holdings of Common Stock of Computer Technology Associates, Inc. as of December 31, 1998 included in the Annual Report (Form 10-K) for the year ended December 31, 1998.

                                /s/ Legg Mason Wood Walker, Inc.

Baltimore, MD
March 26, 1999

        REPORT OF LEGG MASON WOOD WALKER, INC., INDEPENDENT APPRAISERS





Board of Directors
Computer Technology Associates, Inc.
6903 Rockledge Drive, Suite 800
Bethesda, Maryland  20817


Members of the Board:

You have
requested our advice with regard to certain factors impacting the formula price of the Common Stock of Computer Technology Associates, Inc. ("CTA" or the "Company") as of December 31, 1998. Specifically, you asked us to provide you with (i) a discount factor to reflect the limited liquidity of CTA Common Stock (the "Discount Factor") (ii) a market index to reflect existing securities market conditions, including their relationship to public companies we have deemed comparable to CTA (the "Market Index") and (iii) our assessment as to whether or not the price produced by the formula for CTA Common Stock as of December 31, 1998 falls within a range we consider reasonable (together, our "Opinion"). In that regard, and pursuant to the terms and conditions of our letter agreement dated February 12, 1999, we are pleased to respond with this letter and related exhibits.

In   rendering
our Opinion we have, among other things: (i) reviewed the Annual Reports to Shareholders and the Annual Reports on Form 10-K for the three years ended December 31, 1998; (ii) reviewed certain interim reports to shareholders and Quarterly Reports on Form 10-Q; (iii) reviewed certain other information relating to the business, earnings, cash flow, assets and prospects of the Company; (iv) reviewed contract backlog data and contract profiles prepared by management; (v) reviewed certain data regarding the financial performance and market valuation of selected public companies we deemed to be engaged in operations similar to those of CTA; (vi) reviewed data relating to recent merger and acquisition activity in relevant industry classifications; and (vii) met with senior management of CTA to discuss the operating performance and future prospects of the Company.

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

     Regarding a Market Index, we note that the Company has decided to reset the Market Index to 1.000 as of September 10, 1998. On this date, we note that the Dow Jones Industrial Average closed at 7,615.54 and the S&P 500 Index closed at 980.19. Since September 10, 1998 the Dow Jones Industrial Average has increased to 9,195.47, as of February 17, 1999 and the S&P 500 Index has increased to 1,224.03. Of greater relevance, a composite of commercial information technology stocks increased in value by 11.9% over the same period. Accordingly, we believe the appropriate Market Index is 1.10.

     Based upon our analyses of the foregoing and upon such other data as we have considered relevant to our analysis, it is our Opinion that (i) the appropriate Discount Factor is 17.5% (ii) the appropriate Market Index is 1.100, and (iii) the formula produced price for CTA Common Stock of $7.80 per share does fall within the range we believe represents fair market value.


                           Very truly yours,

                           LEGG MASON WOOD WALKER, INCORPORATED

Baltimore, MD
February 18, 1999

                           By:
                                 /S/ SCOTT R.COUSINO
                                     Scott R. Cousino
                                     Managing Director

                                     SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Computer Technology Associates, Inc.


Date: March 31, 1999
                                        By:/S/ C.E. VELEZ
                                        C.E. Velez
                                        Chairman of the Board
                                        and Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:/S/ C.E. VELEZ
C.E. Velez
Chairman of the Board, President,
                                                Date: March 31, 1999


By:/S/ GREGORY H. WAGNER
Gregory H. Wagner
Executive Vice President, Chief
 Financial Officer, Principal
 Accounting Officer and Treasurer               Date: March 31, 1999


By:/S/ HARVEY D. KUSHNER
Harvey D. Kushner
Director                                        Date: March 31, 1999


By:/S/ DAVID R. MACKIE
David R. Mackie
Director                                        Date: March 31, 1999


By:
Raymond V. McMillan
Director                                        Date: March 31, 1999



By:/S/ GEORGE W. MORGENTHALER
George W. Morgenthaler
Director                                        Date: March 31, 1999


By:
James M. Papada, III
Director                                        Date: March 31, 1999


By:/S/ ARTURO SILVESTRINI
Arturo Silvestrini
Director                                        Date: March 31, 1999


By:/S/ GREGORY H. WAGNER
Gregory H. Wagner
As Attorney-in-Fact                             Date: March 31, 1999