Form 10-Q
period 1999-03-31
CTA INCORPORATED
filed 1999-05-17
CIK 881975

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of MARCH 31, 1999.

COMMON STOCK, $.01 PAR VALUE                         8,593,320
         (Class)                                  (Number of Shares)

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.
                                  FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1999

                                    INDEX

                       PART 1. -- FINANCIAL INFORMATION

                                                                          PAGE

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets
          March 31, 1999 and December 31, 1998              1

          Condensed Consolidated Income Statements
          Three months ended March 31, 1999 and 1998        3

          Condensed Consolidated Statements of Cash Flows
          Three months ended March 31, 1999 and 1998        4

          Notes to Condensed Consolidated Financial Statements 5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations 6


                        PART II. -- OTHER INFORMATION

Item 1.   Legal Proceedings                                      10

Item 2.   Changes in Securities                                  10

Item 3.   Defaults Upon Senior Securities                   10

Item 4.   Submission of Matters to a Vote of Security Holders 10

Item 5.   Other Information                                      10

Item 6.   Exhibits and Reports on Form 8-K                       10


                    *    *    *    *    *    *

          Signature                                                   11

                       PART I. -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          COMPUTER TECHNOLOGY ASSOCIATES, INC.
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                            ($000's except for share amounts)

                                  DECEMBER 31, 1998    MARCH 31, 1999
                                                         (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents             $     -          $     -
   Accounts receivable, net               48,909           46,708
   Other current assets                    1,145            1,182
                                          ------           ------
Total current assets                      50,054           47,890

Furniture and equipment, net               3,748            3,799
Other assets, net                          3,546            3,546
                                         -------          -------
                                         $57,348          $55,235


     SEE ACCOMPANYING NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                 STATEMENTS.

                   COMPUTER TECHNOLOGY ASSOCIATES, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                    ($000's except for share amounts)

                                         DECEMBER 31, 1998  MARCH 31, 1999
                                                               (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable--line of credit                  $16,223        $ 16,733
    Current portion of long-term debt                1,667           1,667
    Accounts payable                                10,576           7,086
    Accrued expenses                                 4,156           4,477
    Excess of billings over costs and
    contract prepayments                             1,109             466
    Other current liabilities                          240             104
    Income taxes payable                                19             731
    Deferred income taxes                            3,822           3,822
                                                    ------          ------
    Total current liabilities                       37,812          35,086

Long-term debt, less current portion                 1,667           1,250
Other long-term liabilities                          2,135           2,050

Stockholders' equity:
    Preferred stock, $1.00 par value
    1,000,000 shares authorized and
    none issued                                          -               -
    Common Stock, $.01 par value,
    20,000,000 shares authorized and
    10,000,000 shares issued                           100             100
    Capital in excess of par value                   7,855           7,842
    Retained earnings                               15,438          16,514
                                                    ------          ------
                                                    23,393          24,456
    Notes receivable from employees                   (698)           (698)
    Treasury stock, at cost
   (1,415,905 shares in 1998 and
    1,406,,680 shares in 1999)                      (6,961)         (6,909)
                                                   -------         -------
   Total stockholders' equity                       15,734          16,849

                                                   $57,348         $55,235

     See accompanying notes to the unaudited condensed consolidated financial statements.

                 COMPUTER TECHNOLOGY ASSOCIATES, INC.
               CONDENSED CONSOLIDATED INCOME STATEMENTS
                 ($000's Except for Per Share Amounts)
                              (Unaudited)

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                       1998       1999
                                                    --------    -------
Contract revenues                                    $25,318    $28,534
Cost of contract revenues                             19,976     21,654
Selling, general and administrative expenses           3,238      4,422
Other expenses                                           608        411
                                                         ---        ---
Operating profit                                       1,496      2,047

Interest expense                                         271        254
                                                         ---        ---
Income before income taxes                             1,225      1,793

Income taxes                                             459        717
                                                         ---        ---
Income from continuing operations                        766      1,076

Loss from discontinued operations                     (1,094)         -
                                                      ------     ------
Net income (loss)                                     $ (328)    $1,076

Earnings (loss) per share:
  Continuing operations                               $ 0.09     $ 0.13
  Discontinued operations                              (0.13)      0.00
                                                      ------     ------
                                                      $(0.04)    $ 0.13

Earnings (loss) per share-assuming dilution:
  Continuing operations                               $ 0.08     $ 0.12
  Discontinued operations                              (0.12)      0.00
                                                      ------     ------
                                                      $(0.04)    $ 0.12


     See accompanying notes to the unaudited condensed consolidated financial statements.

                 COMPUTER TECHNOLOGY ASSOCIATES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($000's)
                              (Unaudited)

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                     1998      1999
Operating activities:
  Net income (loss)                                $  (328)     $1,076
  Non-cash expenses, net                             1,877         679
  Changes in assets and liabilities, net            (1,448)     (1,028)
                                                     -----       -----
  Net cash provided by operating activities            101         727

Investing activities
  Investments in furniture and equipment              (204)       (513)

Financing activities:
   Net borrowings under bank line of credit
   agreement                                         2,822         510
   Purchases of treasury stock                      (2,302)       (315)
   Repayment of long-term debt                        (417)       (417)
   Other financing activities, net                       -           8
                                                     -----        ----
   Net cash provided by (used in) financing
   activities                                          103        (214)
Net increase (decrease) in cash and cash
equivalents                                         $    -       $   -



     SEE ACCOMPANYING NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                 STATEMENTS.

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1.   Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of March 31, 1999 and the results of its operations and its cash flows for the periods ended March 31, 1998 and 1999. The results of operations presented are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998 which are contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     The provision for income taxes in the statements of operations has been computed using the estimated annual effective tax rate expected to be applicable for the full year.


NOTE 2.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                              1998                 1999
                                         -------------          ---------
                                             (IN THOUSANDS, EXCEPT
                                               FOR SHARE DATA)
Numerator:
 Income from continuing operations         $     766             $  1,076
 Loss from discontinued operations            (1,094)                   -
                                              -------               -----
Net income (loss) for both basic and
     diluted earnings per share            $    (328)            $  1,076
Denominator:
 Denominator for basic earnings per
 share ---  Weighted average shares
 outstanding                               8,728,482            8,590,450
 Dilutive potential common shares:
     Employee stock options                  453,132              413,764
                                           ---------            ---------
Denominator for diluted earnings per
share --- Adjusted weighted average
shares and assumed conversions             9,181,614            9,004,214

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

RESULTS OF OPERATIONS

The following tables set forth certain items in the Company's Income Statements as a percentage of contract revenues:

                                            THREE MONTHS ENDED
                                                MARCH 31,
                                              1998     1999
                                             ------   ------
  Contract revenues......................... 100.0%   100.0%
  Cost of contract revenues.................  78.9     75.9
  Selling, general and administrative
  expenses..................................  12.8     15.5
  Other expenses............................   2.4      1.4
                                             -----    -----
  Operating profit..........................   5.9      7.2
  Interest expense..........................   1.1      0.9
                                               ---      ---
  Income before income taxes................   4.8      6.3
  Provision for income......................   1.8      2.5
                                               ---      ---
  Income from continuing operations.........   3.0      3.8
  Loss from discontinued operations.........  (4.3)     0.0
                                              -----     ---
  Net income (loss).........................  (1.3)     3.8



    The following tables set forth certain items in the Company's Income Statements by operating segment:

                                            Three months ended
                                                MARCH 31,
                                            1998       1999
                                       (In thousands of dollars)

  Contract revenues:
   Systems                                  $17,539    $19,593
   Software                                   7,779      8,941
                                            -------    -------
                                            $25,318    $28,534


  Operating profit (loss):
   Systems                                   $1,254     $3,611
   Software                                     850     (1,153)
                                             ------     ------
                                              2,104      2,458
   Other expenses                              (608)      (411)
                                             ------     ------
                                             $1,496     $2,047



THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO
                 THREE MONTHS ENDED MARCH 31, 1998

CONTRACT REVENUES. Contract revenues increased 13% to $28.5 million for the three months ended March 31, 1999 from $25.3 million for the three months ended March 31, 1998.

Systems engineering contract revenues increased 11.7% to $19.6 million for the three months ended March 31, 1999 from $17.5 million for the three months ended March 31, 1998. Significant increases in Year 2000 embedded systems contract revenues were offset by a decrease in contract revenue of $2.5 million on a medical information systems contract for the Department of Defense and smaller decreases in other Federal programs.

Software engineering contract revenues increased 14.9% to $8.9 million for the three months ended March 31, 1999 from $7.8 million for the three months ended March 31, 1998. The increase is primarily attributable to new Year 2000 conversion orders with the State of Kansas as well as new orders from other state governments and commercial companies.

  COST OF CONTRACT REVENUES. Cost of contract revenues increased to $21.7 million, or 75.9% of contract revenues, in 1999 from $20.0 million, or 78.9% of contract revenues, in 1998. This decrease in cost of contract revenues as a percentage of contract revenues resulted primarily from the increase of higher margin embedded systems contracts as a percentage of overall contract revenues.

SG&A. Selling, general and administrative expenses (SG&A) for 1999 increased to $4.4 million, or 15.5% of contract revenues, from $3.2 million, or 12.8% of contract revenues, in 1998. The increase in SG&A reflects the Company's continued investment in infrastructure and in the initiatives required to implement the Company's marketing strategies, as well as increased focus on commercial markets.

OTHER EXPENSES. Other expenses decreased to $0.4 million, or 1.4% of contract revenues, in 1999 from $0.6 million, or 2.4% of contract revenues, in 1998.

OPERATING PROFIT. As a result of the foregoing, the Company had an operating profit of $2.0 million, or 7.2% of contract revenues, in 1999, and $1.5 million, or 5.9% of contract revenues, in 1998. The Systems Engineering Group had an increase in its operating profit of 188%, from $1.3 million in 1998 to $3.6 million in 1999. This significant increase is due primarily to the higher margin embedded systems contracts. The Software Engineering Group experienced an operating loss of $1.2 million in 1999 compared to an operating profit of $0.8 million in 1998. The operating loss is due to a loss of $2.1 million recorded on a contract with the State of Texas that is expected to be completed in the third quarter of 1999 and no additional losses are anticipated.

LIQUIDITY AND CAPITAL RESOURCES

Operations provided $0.7 million of cash during the first quarter of 1999, primarily from net earnings $1.1 million and non-cash expenses of $0.7 million offset by changes in assets and liabilities of $1.1 million. Cash used in investing activities was $0.5 million for purchases of furniture and equipment. Cash used in financing activities was $0.2 million, primarily from net borrowings under the bank line of credit agreement of $0.5 million offset by $0.3 million for purchases of treasury stock and $0.4 million for repayments of long-term debt.

The Company has a credit facility with a bank providing the availability to borrow up to $23 million, including a revolving facility of $18 million and a $5 million term facility. At March 31, 1999, there was $16.7 million outstanding on the revolving facility and $2.9 million outstanding on the term facility.

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

                        PART II. -- OTHER INFORMATION

ITEM 1.
                                 LEGAL PROCEEDINGS

There   were   no  material  developments  during   the   quarterly
 period ended March 31, 1999. See Item 3 of the Registrant'sAnnual Report on Form 10-K for the year ended December 31,1998 for further discussion of legal proceedings.

ITEM 2.
                             CHANGES IN SECURITIES

None

ITEM 3.
                   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.
                                OTHER INFORMATION

          On May 4, 1999, Computer Technology Associates, Inc. merged with Rey Consulting Group, Inc. The merger will be accounted for as a purchase. The purchase price was $2,950,000 in cash and 384,616 shares of the Registrant's common stock. Rey Consulting Group will operate as a wholly owned subsidiary of the Registrant.

ITEM 6.
                  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          NUMBER    DOCUMENT                  LOCATION
          ------    --------                  --------
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

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


COMPUTER TECHNOLOGY ASSOCIATES, INC.



MAY 14,1999                             /S/ GREGORY H. WAGNER
                                        Gregory H. Wagner
                                        Executive Vice President,
                                         Chief Financial Officer,
                                         Principal Accounting Officer
                                         and Treasurer