Form 10-Q
period 1999-06-30
CTA INCORPORATED
filed 1999-08-16
CIK 881975

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of JUNE 30, 1999.

COMMON STOCK, $.01 PAR VALUE                            8,977,936
         (Class)                                  (Number of Shares)

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.
                                  FORM 10-Q
                     FOR THE QUARTER ENDED JUNE 30, 1999

                                    INDEX

                       PART I. -- FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets
        June 30, 1999 and December 31, 1998

        Consolidated Statements of Operations
        Three months and six months ended June 30, 1999 and 1998

        Condensed Consolidated Statements of Cash Flows
        Six months ended June 30, 1999 and 1998

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

        Signature

                       PART I. -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


              COMPUTER TECHNOLOGY ASSOCIATES, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                ($000's except for share amounts)

                               DECEMBER 31, 1998   JUNE 30, 1999
                                                    (UNAUDITED)
                               -----------------  ---------------
ASSETS
Current assets:
   Cash and cash equivalents           $    -             $   -
   Accounts receivable, net               48,909           46,073
   Other current assets                    1,145              977
   Recoverable income taxes                 -                -
                                          ------           ------
Total current assets                      50,054           47,050
Furniture and equipment, net               3,748            3,898
Costs in excess of net assets               -               6,019
acquired
Other assets, net                          3,546            3,798
                                           -----            -----
                                         $57,348          $60,765
                                         =======          =======


See accompanying notes to the unaudited condensed consolidated financial statements.

                COMPUTER TECHNOLOGY ASSOCIATES, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS
                 ($000's except for share amounts)

                                         DECEMBER 31, 1998  JUNE 30, 1999
                                                             (Unaudited)
                                         -----------------  --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable--line of credit                  $16,223         $17,532
    Current portion of long-term debt                1,667           1,667
    Accounts payable                                10,576           7,025
    Accrued expenses                                 4,156           4,112
    Excess of billings over costs and
    contract prepayments                             1,109           1,199
    Other current liabilities                          240              89
    Income taxes payable                                19           1,425
    Deferred income taxes                            3,822           3,927
                                                    ------          ------
    Total current liabilities                       37,812          36,976
                                                    ------          ------
Long-term debt, less current portion                 1,667             834
Other long-term liabilities                          2,135           2,435
Stockholders' equity:
    Preferred stock, $1.00 par value
    1,000,000 shares authorized and
    none issued                                          -               -
    Common Stock, $.01 par value,
    20,000,000 shares authorized and
    10,000,000 shares issued                           100             100
    Capital in excess of par value                   7,855           7,842
    Retained earnings                               15,438          17,192
                                                    ------          ------
                                                    23,393          25,134
    Notes receivable from employees                   (698)           (698)
    Treasury stock, at cost
   (1,415,905 shares in 1998 and
    1,022,064 shares in 1999)                       (6,961)         (3,916)
                                                    ------          ------
   Total stockholders' equity                       15,734          20,520
                                                   -------         -------
                                                   $57,348         $60,765
                                                   =======         =======


See accompanying notes to the unaudited condensed consolidated financial statements.

                 COMPUTER TECHNOLOGY ASSOCIATES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                --------------------------------------
                 ($000'S EXCEPT FOR PER SHARE AMOUNTS)
                              (UNAUDITED)

                                THREE MONTHS ENDED   SIX MONTHS ENDED
                                     JUNE 30,            JUNE 30,
                                ------------------- -------------------
                                   1998       1999      1998      1999
                                   ----       ----      ----      ----
Contract revenues                $27,415    $29,794   $52,733   $58,328
Cost of contract revenues         21,713     23,856    41,689    45,510
Selling, general and
   administrative expenses         3,620      4,095     6,858     8,517
Other expenses                       161        418       769       829
                                   -----      -----     -----     -----
Operating profit                   1,921      1,425     3,417     3,472
Interest expense                     294        294       565       548
                                   -----      -----     -----     -----
Income before income taxes         1,627      1,131     2,852     2,924
Income taxes                         611        453     1,070     1,170
                                   -----      -----     -----     -----
INCOME FROM CONTINUING
OPERATIONS                         1,016        678     1,782     1,754
Loss from discontinued
operations, net of income taxes
                                  (1,388)       -      (2,482)      -
                                  ------     ------    ------    ------
Net income (loss)                $(  372)    $  678    $ (700)  $ 1,754
                                  ------       ----    ------    ------
Earnings (loss) per share:
  CONTINUING OPERATIONS           $ 0.12     $ 0.08    $ 0.20    $ 0.20
  DISCONTINUED OPERATIONS          (0.16)      0.00     (0.28)     0.00
                                 -------     ------   -------    ------
                                  $(0.04)    $ 0.08    $(0.08)   $ 0.20
                                  ------     ------    ------   -------
Earnings (loss) per share
-assuming dilution:
  CONTINUING OPERATIONS           $ 0.12     $ 0.07    $ 0.20    $ 0.19
  DISCONTINUED OPERATIONS          (0.16)      0.00     (0.28)     0.00
                                  ------     ------   -------    ------
                                  $(0.04)    $ 0.07    $(0.08)   $ 0.19
                                 =======     ======   =======    ======

See accompanying notes to the unaudited condensed consolidated financial statements.

              COMPUTER TECHNOLOGY ASSOCIATES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         -----------------------------------------------
                            ($000'S)
                           (UNAUDITED)

                                               SIX MONTHS ENDED
                                                   JUNE 30,
                                              -----------------
                                              1998          1999
                                              ----          ----
Operating activities:
  Net income (loss)                         $ (700)      $ 1,754
  Non-cash expenses, net                       860         1,566
  Changes in assets and
  liabilities, net                             576           860
                                               ---           ---
  Net cash provided by operating
  activities                                   736         4,180
                                               ---         -----
Investing activities:
  Investments in furniture
   and equipment                              (965)         (984)
  Investment in acquired
   subsidiary                                   -         (3,366)
                                              ----        ------
  Net cash used in investing
  activities                                  (965)       (4,350)
                                              -----       -------
Financing activities:
   Net borrowings under bank
   line of credit agreement                  3,377         1,311
   Purchases of treasury stock              (2,315)         (308)
   Repayment of long-term debt                (833)         (833)
                                             ------        ------
   Net cash provided by
   financing activities                        229           170
                                               ---           ---
Net increase (decrease) in cash and
cash equivalents                             $   -         $   -
                                             -----         -----

See accompanying notes to the unaudited condensed consolidated financial statements.

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1.   Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of June 30, 1999 and the results of its operations and its cash flows for the periods ended June 30, 1998 and 1999. The results of operations presented are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

     On May 4, 1999, Computer Technology Associates, Inc. merged with Rey Consulting Group, Inc. The merger was accounted for as a purchase. The purchase price was $2.95 million in cash and 384,616 shares of the registrant's common stock issued from its treasury. $6.02 million of goodwill has been recorded which will be amortized over 20 years. Rey Consulting Group will operate as a wholly owned subsidiary of the registrant.

     Certain prior year balances have been reclassed to conform with the current period presentation.

NOTE 2.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                             THREE MONTHS ENDED
                                                  JUNE 30,
                                             ------------------
                                             1998         1999
                                             -----        -----
                                             (IN THOUSANDS, EXCEPT
                                               FOR SHARE DATA)
Numerator:
 Income from continuing operations       $  1,016            $  678
 Loss from discontinued operations         (1,388)               -
                                           -------             ----
Net income (loss) for both basic
and diluted earnings per share           $   (372)           $  678
Denominator:
 Denominator for basic earnings per
 share ---  Weighted average shares
 outstanding                             8,705,611        8,838,460
 Dilutive potential common shares:
     Employee stock options                228,775          400,884
                                          ---------       ---------
Denominator for diluted earnings per
share --- Adjusted weighted average
shares and assumed conversions           8,934,386        9,239,344

                                             SIX MONTHS ENDED
                                                 JUNE 30,
                                           ------------------
                                           1998         1999
                                           ----         ----
                                         (IN THOUSANDS, EXCEPT
                                             FOR SHARE DATA)
Numerator:
 Income from continuing operations      $  1,782     $  1,754
 Loss from discontinued operations        (2,482)         -
                                          ------        -----
Net income (loss) for both basic
and diluted earnings per share          $   (700)    $  1,754
Denominator:
 Denominator for basic earnings per
 share ---  Weighted average shares
 outstanding                           8,711,883    8,715,140
 Dilutive potential common shares:
     Employee stock options              340,225      407,189
Denominator for diluted earnings per
share --- Adjusted weighted average
shares and assumed conversions         9,052,108    9,122,329

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

RESULTS OF OPERATIONS

     The  following  tables  set   forth   certain   items  in  the  Company's
Consolidated Statements of Operations as a percentage of contract revenues:

                                              Three months    Six months
                                                 ended          ended
                                                 June 30,       June 30,
                                              -----------    -----------
                                             1998   1999    1998    1999
  Contract revenues                         100.0%  100.0% 100.0%  100.0%
  Cost of contract revenues                  79.2    80.1   79.1    78.0
  Selling, general and administrative
  expenses                                   13.2    13.7   13.0    14.6
  Other expenses                              0.6     1.4    1.4     1.4
  Operating profit                            7.0     4.8    6.5     6.0
  Interest expense                            1.1     1.0    1.1     1.0
  Income before income taxes                  5.9     3.8    5.4     5.0
  Provision for income taxes                  2.2     1.5    2.0     2.0
  Income from continuing operations           3.7     2.3    3.4     3.0
  Loss from discontinued operations          (5.1)    0.0   (4.7)    0.0
                                             -----   -----  -----   -----
   Net income (loss)                         (1.4)    2.3   (1.3)    3.0
                                             =====   =====  =====   =====

    The following tables set forth certain items in the Company's Statements of Operations by operating segment:

                            THREE MONTHS ENDED   SIX MONTHS ENDED
(In thousands of dollars)        JUNE 30,            JUNE 30,
                              --------------      --------------
                               1998      1999      1998      1999

  Contract revenues:
                              $16,015   $20,396   $33,554   $39,989
   Systems
                               11,400     7,684    19,179    16,625
   Software
     Consulting                 -         1,714     -         1,714
                              -------   -------   -------   -------
                              $27,415   $29,794   $52,733   $58,328
                              =======  ========   =======   =======
  Operating profit (loss):
                               $  393  $  2,777    $1,647    $6,388
   Systems
                                1,689    (1,152)    2,539    (2,305)
   Software
     Consulting                 -           218     -           218
                               ------    ------    ------    ------
                                2,082     1,843     4,186     4,301
   Other                         (161)     (418)     (769)     (829)
   expenses
                               ------    ------    ------    ------
                               $1,921    $1,425    $3,417    $3,472
                               ======    ======    ======    ======


THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO
    THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998

    CONTRACT REVENUES. Contract revenues increased 9% to $29.8 million for the three months ended June 30, 1999 from $27.4 million for the three months ended June 30, 1998. Contract revenues increased 11% to $58.3 million for the six months ended June 30, 1999 from $52.7 million for the six months ended June 30, 1998. Contract revenues increased for both the three month and six month periods ended June 30, 1999 as a result of the acquisition of the Rey Consulting Group during the quarter and increased Systems Engineering revenues offset by a decrease in Software Engineering revenues.

    Systems engineering contract revenues increased 27% to $20.4 million for the three months ended June 30, 1999 from $16.0 million for the three months ended June 30, 1998. Contract revenues increased 19% to $40.0 million for the six months ended June 30, 1999 from $33.6 million for the six months ended June 30, 1998. Significant increases in Year 2000 embedded systems contract revenues were offset by a decrease in contract revenues on a medical information systems contract for the Department of Defense and other Federal programs.

    Software engineering contract revenues decreased 33% to $7.7 million for the three months ended June 30, 1999 from $11.4 million for the three months ended June 30, 1998. Contract revenues decreased 13% to $16.6 million for the six months ended June 30, 1999 from $19.2 million for the six months ended June 30, 1998. A number of significant Year 2000 remediation contracts, including the State of Nebraska, were completed during the quarter.

COST OF CONTRACT REVENUES. Cost of contract revenues increased to $23.9 million, or 80.1% of contract revenues, for the three months ended June 30, 1999, from $21.7 million, or 79.2% of contract revenues, for the comparable period in 1998. Cost of contract revenues increased to $45.5 million, or 78.0% of contract revenues, for the six months ended June 30, 1999, from $41.7 million, or 79.1% of contract revenues, for the comparable period in 1998. This decrease in cost of contract revenues as a percentage of contract revenues for the six-month period resulted primarily from the increase of higher margin YEAR 2000 embedded systems contracts as a percentage of overall contract revenues.

    SG&A. Selling, general and administrative expenses (SG&A) increased to $4.1 million, or 13.7% of contract revenues, for the three months ended June 30, 1999, from $3.6 million, or 13.2% of contract revenues, for the comparable period in 1998. SG&A increased to $8.5 million, or 14.6% of contract revenues, for the six months ended June 30, 1999, from $6.9 million, or 13.0% of contract revenues, for the comparable period in 1998. The increase in SG&A reflects the Company's continued investment in infrastructure and in the initiatives required to implement the Company's marketing strategies, as well as increased focus on commercial markets.

    OTHER EXPENSES. Other expenses increased to $0.4 million, or 1.4% of contract revenues, for the three months ended June 30, 1999, from $0.2 million, or 0.6% of contract revenues, for the comparable period in 1998. Other expenses were $0.8 million, or 1.4% of contract revenues, for the six months ended June 30, 1999 and 1998.

    OPERATING PROFIT. As a result of the foregoing, the Company's operating profit decreased to $1.4 million, or 4.8% of contract revenues, for the three months ended June 30, 1999, from $1.9 million, or 7.0% of contract revenues, for the comparable period in 1998. Operating profit increased to $3.5 million, or 6.0% of contract revenues, for the six months ended June 30, 1999, from $3.4 million, or 6.5% of contract revenues, for the comparable period in 1998. The Systems Engineering Group's operating profit increased substantially to $2.8 million and $6.4 million, or 13.4% and 16.0% of contract revenues, for the three months and six months ended June 30, 1999, respectively, from $0.4 million and $1.6 million, or 2.5% and 4.9% of contract revenues, for the comparable periods in 1998. These significant increases are due primarily to the higher margin YEAR 2000 embedded systems contracts. The Software Engineering Group experienced an operating loss of $1.2 million and $2.3 million for the three months and six months ended June 30, 1999, respectively, compared to an operating profit of $1.7 million and $2.5 million for the comparable periods in 1998. The operating loss is due to an operating loss of $3.2 million on a contract with the State of Texas which is now substantially complete and no additional losses are anticipated. The Rey Consulting Group had an operating profit of $0.2 million, or 12.7% of revenues, for the period.

LIQUIDITY AND CAPITAL RESOURCES

    Operations provided $4.2 million of cash during the first six months of 1999, primarily from the net income after adjustment for non-cash expenses of $3.3 million and other working capital changes of $0.9 million. Cash used in investing activities was $4.4 million comprised of $3.4 million for the acquisition of the Rey Consulting Group and $1.0 million for purchases of furniture and equipment. Cash provided by financing activities was $0.2 million, primarily from net borrowings under the bank line of credit agreement of $1.3 million offset by $0.3 million for purchases of treasury stock and $0.8 million for repayments of long-term debt.

    The Company has a credit facility with a bank providing the ability to borrow up to $23 million, including a revolving facility of $18 million and a $5 million term facility. At June 30, 1999, there was $17.5 million outstanding on the revolving facility and $2.5 million outstanding on the term facility.

    The Company believes that cash flow from operations and available bank borrowings will provide adequate funds for continued operations for the next twelve months.

OTHER MATTERS

     The Company has assigned certain individuals to identify and correct Year 2000 compliance issues. Information Technology ("IT") systems with non-compliant code are expected to be modified or replaced with systems that are Year 2000 compliant. The individuals are also responsible for investigating the readiness of suppliers, customers, and other third parties along with the development of contingency plans where necessary.

     All IT systems have been inventoried and assessed for compliance, and detailed plans are in place for required system modifications or replacements. Systems conversion and testing activities are underway with approximately 80% of the systems already compliant. IT systems are expected to be fully compliant by the end of the third quarter of 1999. Inventories and assessments of non-IT systems have been completed. Progress of the Year 2000 compliance program is continuously being monitored by senior management.

     The Company has identified critical suppliers, customers and other third parties and has surveyed their Year 2000 remediation programs. Risk assessments and contingency plans, where necessary, will be finalized in the third quarter of 1999.

     Incremental costs directly related to Year 2000 issues are estimated to be $650,000 to be incurred between 1998 and 1999 of which $525,000 (or 80%) has been spent to date. Approximately 10% of the total estimated spending represents costs to modify existing systems. Costs incurred prior to 1998 were immaterial. This estimate assumes that the Company will not incur significant Year 2000 related costs on behalf of suppliers, customers or other third parties.

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

     The Company's Year 2000 efforts are ongoing and its overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. While the Company anticipates no major interruption of its business activities, that will be dependent, in part, upon the ability of third parties to properly remediate their IT and non-IT systems in a timely manner. Although the Company has implemented the actions described above to address third party issues, it has no ability to influence the compliance actions of such parties. Accordingly, while the Company believes its actions in this regard should have the effect of reducing Year 2000 risks, it is unable to eliminate the ultimate effect Year 2000 risks will have on the Company's operating results.

                        PART II. -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        There were no material developments during the quarterly period ended June 30, 1999. See Item 3 of the registrant's Annual Report on Form 10-K for the year ended December 31, 1998 for further discussion of legal proceedings.

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

        (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         COMPUTER TECHNOLOGY ASSOCIATES, INC.



AUGUST 16, 1999          /S/ GREGORY H. WAGNER
                         Gregory H. Wagner
                         Executive Vice President,
                          Chief Financial Officer,
                          Principal Accounting Officer
                          and Treasurer