Form 10-Q
period 1999-09-30
CTA INCORPORATED
filed 1999-11-15
CIK 881975

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of SEPTEMBER 30, 1999.

COMMON STOCK, $.01 PAR VALUE                           8,977,120
         (Class)                                  (Number of Shares)

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.
                                  FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                    INDEX

                       PART I. -- FINANCIAL INFORMATION

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets
        September 30, 1999 and December 31, 1998

        Consolidated Statements of Operations
        Three months and six months ended September 30, 1999 and 1998

        Condensed Consolidated Statements of Cash Flows
        Six months ended September 30, 1999 and 1998

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

        Signature

                       PART I. -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      ($000's except for share amounts)

                                                   September 30,
                                                       1999
                               DECEMBER 31, 1998    (UNAUDITED)
                               -----------------  ---------------
                                    (C)
ASSETS
Current assets:
   Cash and cash equivalents        $    -             $  -
   Accounts receivable, net               48,909           38,171
   Other current assets                    1,145            2,690
  Recoverable income taxes                                    237
                                          ------           ------
Total current assets                      50,054           41,098
Furniture and equipment, net               3,748            3,694
Costs in excess of net assets            -                  6,018
acquired
Other assets, net                          3,546            3,974
                                           -----            -----
                                         $57,348          $54,784
                                         -------          -------


See accompanying notes to the unaudited condensed consolidated financial statements.

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      ($000's except for share amounts)

                                         DECEMBER 31, 1998  SEPTEMBER 30,
                                                                1999
                                                             (UNAUDITED)
                                        -----------------  --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable--line of credit                  $16,223         $17,746
    Current portion of long-term debt                1,667           1,667
    Accounts payable                                10,576           5,551
    Accrued expenses                                 4,156           3,589
    Excess of billings over costs and
    contract prepayments                             1,109             556
    Other current liabilities                          240              89
    Income taxes payable                                19               -
    Deferred income taxes                            3,822           3,927
                                                    ------          ------
    Total current liabilities                       37,812          33,125
                                                    ------          ------
Long-term debt, less current portion                 1,667             417
Other long-term liabilities                          2,135           2,585
Stockholders' equity:
    Preferred stock, $1.00 par value
    1,000,000 shares authorized and
    none issued                                          -               -
    Common Stock, $.01 par value,
    20,000,000 shares authorized and
    10,000,000 shares issued                           100             100
    Capital in excess of par value                   7,855           9,066
    Retained earnings                               15,438          15,515
                                                    ------          ------
                                                    23,393          24,681
    Notes receivable from employees                   (698)           (698)
    Treasury stock, at cost                         (6,961)         (5,326)
   (1,415,905 shares in 1998 and
    ______________ shares in 1999)
                                                    ------          ------
   Total stockholders' equity                       15,734          18,657
                                                   -------         -------
                                                   $57,348         $54,784
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

                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                   SEPTEMBER 30,       SEPTEMBER 30,
                                ------------------- -------------------
                                 1998       1999      1998      1999
                                --------   --------  --------  --------
Contract revenues                $30,372   $24,683    $83,105   $83,011
Cost of contract revenues         23,723    24,295     65,412    69,805
Selling, general and                         2,403               10,920
   administrative expenses         4,033               10,891
Other expenses                       489       459      1,258     1,288
                                   -----      -----     -----     -----
Operating profit                   2,127    (2,474)     5,544       998
Interest expense                     289       321        854       869
                                   -----      -----     -----     -----
Income before income taxes         1,838    (2,795)     4,690       129
Income taxes                         690    (1,118)     1,760        52
                                   -----      -----     -----     -----
INCOME FROM CONTINUING                      (1,677)                  77
OPERATIONS                         1,148                2,930
Loss from discontinued             -          -        (2,482)      -
operations, net of income
taxes
                                  ------     ------    ------    ------
Net income (loss)                $ 1,148    (1,677)  $    448   $    77
                                  ------       ----    ------    ------
Earnings (loss) per share:
  CONTINUING OPERATIONS           $ 0.13    $(0.19)    $ 0.34     $0.01
  DISCONTINUED OPERATIONS            -         -        (0.29)      -
                                 -------     ------   -------    ------
                                  $ 0.13    $(0.19)    $ 0.05     $0.01
                                  ------     ------    ------   -------
Earnings (loss) per share
-assuming dilution:
  CONTINUING OPERATIONS           $ 0.13    $(0.19)    $ 0.32     $0.01
  DISCONTINUED OPERATIONS            -         -        (0.27)      -
                                  ------     ------   -------    ------
                                  $ 0.13    $(0.19)    $ 0.05     $0.01
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

                                             NINE MONTHS ENDED
                                               SEPTEMBER 30,
                                             -----------------
                                             1998          1999
                                           -------      --------
Operating activities:
  Net income (loss)                        $   448      $     77
  Non-cash expenses, net                     2,090         2,353
  Changes in assets and                                    2,449
  liabilities, net                           1,556
                                               ---           ---
  Net cash provided by operating                           4,879
  activities                                 4,094
                                               ---         -----
Investing activities:
  Investments in furniture
   and equipment                            (1,577)       (1,264>
  Investment in acquired
   subsidiary                                    -        (3,298)
                                              ----         ------
  Net cash used in investing
  activities                                (1,577)       (4,562)
                                             -----        -------
Financing activities:
   Net borrowings under bank
   line of credit agreement                  1,851         1,380
   Purchases of treasury stock              (2,639)         (447)
   Repayment of long-term debt              (1,750)       (1,250)
   Other financing activities,
   Net                                          21          -
                                            ------        ------
   Net cash used in
        financing activities                (2,517)         (317)
                                               ---           ---
Net increase (decrease) in cash and
cash equivalents                             $   -         $   -
                                             -----         -----

See accompanying notes to the unaudited condensed consolidated financial statements.

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1.   Basis of Presentation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 1999 and the results of its operations and its cash flows for the periods ended September 30, 1998 and 1999. The results of operations presented are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

     The Company implemented a reorganization which resulted in a change in its Operating Segments into Federal and Non-Federal Segments. Certain prior year balances have been reclassified to conform with the current period presentation.

NOTE 2.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                             THREE MONTHS ENDED
                                                SEPTEMBER 30,
                                             ------------------
                                             1998         1999
                                           (IN THOUSANDS, EXCEPT
                                               FOR SHARE DATA)
                                         -------------------------
Numerator:
 Income from continuing operations       $  1,148         $ (1,677)
 Loss from discontinued operations             -            -
                                           ------           ------
Net income (loss) for both basic
and diluted earnings per share           $  1,148         $ (1.677)
Denominator:
 Denominator for basic earnings per
 share ---  Weighted average shares
 outstanding                            8,701,457        8,996,349
 Dilutive potential common shares:
     Employee stock options               371,091          623,790
                                         ---------        ---------
Denominator for diluted earnings per
share --- Adjusted weighted average
shares and assumed conversions          9,072,548        9,620,139
                                        =========        =========

                                              NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                             ------------------
                                             1998         1999
                                             ----         ----
                                             (IN THOUSANDS, EXCEPT
                                               FOR SHARE DATA)
Numerator:
 Income from continuing operations       $  2,930            $   77
 Loss from discontinued operations         (2,482)            -
                                            ------          -------
Net income (loss) for both basic
and diluted earnings per share           $    448            $   77
Denominator:
 Denominator for basic earnings per
 share ---  Weighted average shares
 outstanding                             8,706,064        8,782,339
 Dilutive potential common shares:
     Employee stock options                446,602          623,790
                                         ---------        ---------
Denominator for diluted earnings per
share --- Adjusted weighted average
shares and assumed conversions           9,152,666        9,406,129
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

RESULTS OF OPERATIONS

     The  following  tables  set   forth   certain   items  in  the  Company's
Consolidated Statements of Operations as a percentage of contract revenues:

                                              Three months   Nine months
                                                 Ended          Ended
                                             September 30,   September30,
                                              -----------    -----------
                                             1998   1999    1998    1999
  Contract revenues                         100.0%  100.0% 100.0%  100.0%
  Cost of contract revenues                  78.1    98.4   78.7    84.1
  Selling, general and administrative
  expenses                                   13.3     9.7   13.1    13.2
  Other expenses                              1.6     1.9    1.5     1.6

                                             ----    ----   ----    ----
  Operating profit                            7.0   (10.0)   6.7     1.2
  Interest expense                            1.0     1.3    1.0     1.0
                                             ----    ----   ----    ----
  Income before income taxes                  6.0   (11.3)   5.7     0.2
  Provision for income taxes                  2.3    (4.5)   2.1     0.1
                                             ----    ----   ----    ----
  Income from continuing operations           3.7    (6.8)   3.6     0.1
  Loss from discontinued operations           0.0     -     (3.0)     -
                                             -----   -----   -----   -----
   Net income (loss)                          3.7    (6.8)   0.6     0.1
                                             ====    ====    ====    ====

    The following tables set forth certain items in the Company's Statements of Operations by operating segment:

                            THREE MONTHS ENDED   NINE MONTHS ENDED
(In thousands of dollars)      SEPTEMBER 30,       SEPTEMBER 30,
                              --------------      --------------
                               1998      1999      1998      1999

  Contract revenues:
   Federal                    $15,736   $12,512   $49,479   $42,559

   Non-Federal                 14,636    12,171    33,626    40,452
                              -------   -------   -------   -------
                              $30,372   $24,683   $83,105   $83,011
                              =======  ========   =======   =======
  Operating profit (loss):
   Federal                        474       370     1,966     3,877

   Non-Federal                  2,142    (2,385)    4,836    (1,591)
   Non-Federal
                               ------    ------    ------    ------
                                2,616    (2,015)    6,802     2,286
   Other Expenses                 489       459     1,258     1,288
                               ------    ------    ------    ------
                               $2,127  $ (2,474)   $5,544   $   998
                               ======    ======    ======    ======


THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO
    THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998

    CONTRACT REVENUES. Contract revenues declined 19% to $24.7 million for the three months ended September 30, 1999 from $30.4 million for the three months ended September 30, 1998. Contract revenues remained virtually unchanged at $83.0 million for the nine months ended September 30, 1999 compared with $83.1 million for the nine months ended September 30, 1998. Declining revenues in the quarter are attributable to the completion of several large federal programs including a contract with the Air Force Space Command in Colorado Springs.

    Federal contract revenues decreased 20% to $12.5 million for the three months ended September 30, 1999 from $15.7 million for the three months ended September 30, 1998. Contract revenues decreased 14% to $42.6 million for the nine months ended September 30, 1999 from $49.5 million for the nine months ended September 30, 1998.

    Non-federal contract revenues decreased 17% to $12.2 million for the three months ended September 30, 1999 from $14.6 million for the three months ended September 30, 1998. This decrease is due to the completion of several large Year 2000 contracts during the year that had contributed heavily to revenue in the third quarter of 1998. Contract revenues increased 20% to $40.5 million for the nine months ended September 30, 1999 from $33.6 million for the nine months ended September 30, 1998. The increase in non-federal revenue for the nine-month period ending September 30, 1999 compared to the comparable period in 1998 stems from the large number of Year 2000 embedded effort contracts acquired in the first half of this year.

COST OF CONTRACT REVENUES. Cost of contract revenues increased to $24.3 million, or 98.4% of contract revenues, for the three months ended September 30, 1999, from $23.7 million, or 78.1% of contract revenues, for the comparable period in 1998. Cost of contract revenues increased to $69.8 million, or 84.1% of contract revenues, for the nine months ended September 30, 1999, from $65.4 million, or 78.7% of contract revenues, for the comparable period in 1998. Losses on two large state contracts recognized in 1999 combined with higher than expected overhead costs resulted in higher costs of contract revenues.

    SG&A. Selling, general and administrative expenses (SG&A) decreased to $2.4 million, or 9.7% of contract revenues, for the three months ended September 30, 1999, from $4.0 million, or 13.3% of contract revenues, for the comparable period in 1998. SG&A remained virtually unchanged at $10.9 million, or 13.2% of contract revenues, for the nine months ended September 30, 1999, compared with $10.9 million, or 13.1% of contract revenues, for the comparable period in 1998. Indirect cost saving measures enacted by the Company in reaction to declining revenues in the quarter account for the decrease in SG&A expense for the three month period ended September 30, 1999 compared to the comparable period in 1998.

    OTHER EXPENSES. Other expenses remained unchanged at $0.4 million but increased as a percent of revenue to 1.9% for the three months ended September 30, 1999, from 1.6% of contract revenues, for the comparable period in 1998. Other expenses were $1.3 million, or 1.6% of contract revenues, for the nine months ended September 30, 1999, virtually unchanged from last year.

    OPERATING PROFIT. As a result of the foregoing, the Company's operating profit decreased to $(2.5) million, or (10.0)% of contract revenues, for the three months ended September 30, 1999, from $2.1 million, or 7.0% of contract revenues, for the comparable period in 1998. Operating profit decreased to $1.0 million, or 1.2% of contract revenues, for the nine months ended September 30, 1999, from $5.5 million, or 6.7% of contract revenues, for the comparable period in 1998.

    The Federal Group's operating profit decreased from $0.5 million to $0.4 million in the three months ended September 30, 1999 compared to the same period last year. For the nine months ended September 30, 1999, operating profit increased to $3.9 million from $2.0 million in the comparable period in 1998. These significant increases are due primarily to the higher margin Year 2000 embedded systems contracts.

    The non-federal Group experienced an operating loss of $2.4 million and $1.6 million for the three months and nine months ended September 30, 1999, respectively, compared to an operating profit of $2.1 million and $4.8 million for the comparable periods in 1998. The operating loss is due primarily to operating losses of $4.0 million on two contracts with the State of Texas which are now complete.

    The Rey Consulting Group had an operating loss of $0.1 million for the period.

LIQUIDITY AND CAPITAL RESOURCES

    Operations provided $4.9 million of cash during the first nine months of 1999, primarily from the net income after adjustment for non-cash expenses of $2.4 million and other working capital changes of $2.4 million. Cash used in investing activities was $4.6 million comprised of $3.3 million for the acquisition of the Rey Consulting Group and $1.3 million for purchases of furniture and equipment. Cash used in financing activities was $0.3 million, primarily from net borrowings under the bank line of credit agreement of $1.4 million offset by $0.4 million for purchases of treasury stock and $1.3 million for repayments of long-term debt.

    The Company has a credit facility with a bank providing the ability to borrow up to $23 million, including a revolving facility of $18 million and a $5 million term facility. At September 30, 1999, there was $17.7 million outstanding on the revolving facility and $2.1 million outstanding on the term facility.

    The Company believes that cash flow from operations and available bank borrowings will provide adequate funds for continued operations for the next twelve months.

    The Company has been unable to comply with certain of the original financial covenants of its bank credit facility at September 30, 1999, due to operating losses incurred. The Company and its bank have agreed to modifications of the covenants through the original maturity of the credit facility on September 30, 2000 and relaxed covenants for the quarter ending September 30, 1999. The bank and the Company have also agreed to a higher effective interest rate for the remainder of the term or until the Company can comply with the original financial covenants.

    The Company believes it has good relationships with its bank and that the bank will continue to work with the Company as it seeks to improve its financial condition. The Company anticipates that it will be able to enter into a new credit facility that includes a long term, revolving credit commitment. However, the inability of the Company to renew its existing credit facility or to obtain a replacement credit facility on the same or similar terms could have a material adverse effect on the Company' liquidity, financial condition and results of operations.

OTHER MATTERS

     On September 13, 1999, the Company made a loan to Dr. Velez of $750,000 for the purchase of a new home related to his relocation to the Company's California offices. The note is payable upon demand not later than September 13, 2004 and bears no interest. The note is collateralized by a like amount of value in Dr. Velez's shares of the Company's stock.

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

     All IT systems have been inventoried and assessed for compliance, and detailed plans are in place for required system modifications or replacements. Systems conversion and testing activities are underway with virtually all of the systems already compliant. Additional work, where necessary, will continue through the fourth quarter. Inventories and assessments of non-IT systems have been completed. Progress of the Year 2000 compliance program is continuously being monitored by senior management.

     The Company has identified critical suppliers, customers and other third parties and has surveyed their Year 2000 remediation programs. Risk assessments and contingency plans, where necessary, will be finalized by the year-end 1999. The Company does not expect any material disruption of its systems or processes as a result of the Year 2000.

     Incremental costs directly related to Year 2000 issues are estimated to be $575,000 to be incurred between 1998 and 1999 of which $525,000 (or 91%) has been spent to date. Approximately 10% of the total estimated spending represents costs to modify existing systems. Costs incurred prior to 1998 were immaterial. This estimate assumes that the Company will not incur significant Year 2000 related costs on behalf of suppliers, customers or other third parties.

     The Company's most likely potential risk is the inability of some customers to order and pay on a timely basis. Contingency plans for Year 2000-related interruptions are being developed and will include, but not be limited to, the development of emergency backup and recovery procedures, remediation of existing systems parallel with installation of new systems and identification of alternate suppliers. All plans have been essentially completed by the end of the third quarter of 1999.

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

                        PART II. -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In September 1999, the U.S. Court of Federal Appeals rendered its decision in a claim brought by the Company against the General Services Administration (GSA). The court found for the GSA. The Company was seeking $1.1 million. The Company had reserved amounts in anticipation of this finding. Consequently, the Company expects no material change in its results of operations as a result of the Court's decision. The Company is considering an appeal.

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         COMPUTER TECHNOLOGY ASSOCIATES, INC.



NOVEMBER 15, 1999        /S/ GREGORY H. WAGNER
                         ---------------------
                         Gregory H. Wagner
                         Executive Vice President,
                          Chief Financial Officer,
                          Principal Accounting Officer
                          and Treasurer