Form 10-K
period 1999-12-31
CTA INCORPORATED
filed 2000-04-14
CIK 881975

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1999

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    As of FEBRUARY 28, 2000, there were outstanding 9,131,374 shares of the registrant's common stock, par value $.01, which is the only class of common or voting stock of the registrant. The aggregate market value of the common stock held by non-affiliates of the registrant as of that date was $71,224,717 as determined by independent appraisal.

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.
                          ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1999
                               TABLE OF CONTENTS

                           PART I
                                                             PAGE
                                                             ----
ITEM 1    BUSINESS                                            1

ITEM 2.   PROPERTIES                                          9

ITEM 3.   LEGAL PROCEEDINGS                                   9

ITEM 4.   SUBMISSION OF MATTERS TO A
            VOTE OF SECURITY HOLDERS                         10

                           PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS                        11

ITEM 6.   SELECTED FINANCIAL DATA                            16

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS    18

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
          MARKET RISK                                        23

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA        23

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE             24

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT 25

ITEM 11.  EXECUTIVE COMPENSATION                             27

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                     30

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS     31

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K                                33

SIGNATURES

      PART I

ITEM 1. BUSINESS

     Computer Technology Associates, Inc. ("the Company", formerly CTA INCORPORATED) provides rapid development and deployment of advanced information technology ("IT") solutions to commercial and government clients. The Company's IT offerings include eCommerce and web-enabled solutions, internet applications, and project management consulting through all stages of complex IT projects. The Company also provides a full range of systems engineering services for IT, encompassing engineering support, network development and integration, information security, object-oriented applications development, database migrations, legacy system modernization and embedded systems design, development and integration. The Company's current business strategy is to develop a balanced client base across both government and commercial sectors of the IT services and eCommerce markets.

COMPANY HISTORY

     The Company was founded in 1979 as Computer Technology Associates Inc., specializing in consulting services related to the evaluation of computer systems embedded in larger systems such as spacecraft, missiles and aircraft. In the mid-1980's, the Company's consulting business expanded into systems integration of avionics, command and control, and other decision support systems. Originally qualified to receive small business related support from the federal government, the Company established major relationships with U.S. military operations at the Defense Department's Cheyenne Mountain Complex, the Naval Air Warfare Center, Weapons Division, NASA's Goddard Space Flight Center and the Air Force's Consolidated Space Operations Center. In 1992, the Company ended its eligibility for government programs that assist small businesses, with the last significant contract awarded under these programs completed in early 1996. Since 1992, the Company has replaced contracts awarded under these assistance programs with contracts awarded under full and open competition. The share of IT revenues derived from competitive awards grew from 19% in 1992 to 100% in 1997 and beyond.

     In the early 1990's, the Company sought and was awarded U.S. government IT contracts that allowed it to broaden the Company's base of skills to include a number of business oriented IT disciplines equally applicable to the federal civil agency and state government IT markets. The Company then established strategic alliances with certain specialized software companies that enabled it to enter the commercial IT market and win contracts with commercial customers such as Reynolds Metals and Allied-Signal and USAA.

     In 1992, the Company acquired a 79% interest in CTA Space Systems ("CTASS") to expand its business from providing IT services related to space systems to providing full turn-key space systems. In 1994, CTA acquired the remaining minority interest in CTASS. CTASS pioneered small satellite-based store-and-forward technology, which it originally developed to interrogate dispersed buoys equipped with acoustic sensors. In 1994, the Company entered the commercial GEO communications satellite market with CTASS' award of the contract for the Indostar turn-key direct-to-home ("DTH") system from PT MediaCitra Indostar. The contract provided for the Company to build a small, three-axis stabilized commercial communications satellite, which was launched in 1997, and a complete facility in Jakarta, Indonesia including broadcast and subscriber management software, communications uplinking systems and hardware/software systems for spacecraft telemetry, tracking and control. In late 1997, the Company sold CTASS and certain related businesses to Orbital Sciences Corporation ("Orbital") in order to focus on its core IT business. See
Note 2 of Notes to Consolidated Financial Statements.

     The Company refocused itself in the growing IT marketplace after the sale of its Space business. Pursuing a "nearest neighbor" strategy, the Company sought to penetrate state and local government IT markets. The Year 2000 ("Y2K") compliance problem provided a viable entry point for the Company as it competed for and won over 25 large complex Y2K engagements. The Company's success in winning this work was due in large part to its previous federal government IT work including some very early Y2K work for the Department of Veterans Affairs. The Company expanded its Y2K portfolio to include embedded systems, Independent Verification and Validation ("IV&V") and audit work.

     As award of new Y2K work began to lessen in early 1999, the Company began to increase its efforts on converting Y2K engagements to post-Y2K IT work. The Company was successful in converting several of its state and local government Y2K contracts to non-Y2K revenue.

     The Y2K work also expanded to large commercial enterprises including Wells Fargo, Norrell and Centecor Pharmaceuticals. This expansion into more commercial markets combined with the Company's prior success in government eBusiness laid the foundation for much of the current body of commercial eBusiness opportunities.

     In May 1999, the Company purchased Rey Consulting ("Rey"). Rey was an Oracle partner reselling Oracle database and training products and the consulting services to install and configure Oracle products. The Company's expansion of the initial Rey offerings into broad based web development and eCommerce turnkey project development combined with security engineering to form the core of the Company's eBusiness strategy.

CORPORATE ORGANIZATION

     Following the sale of the Space and Telecommunications business, the Company organized into Federal and non-Federal operating units. These business units focused on specific client groups, namely, federal, state and local government and commercial clients. The Federal segment focuses on systems engineering, network development and integration, information security and complex embedded computer systems. The non-Federal segment focuses on IT services, a major component of which was Year 2000 compliance services in 1998 and 1999 and eCommerce applications. The Company has begun a reorganization it expects to be effective for 2000 that reflects its increased focus on eBusiness and eGovernment Solutions. This organization will effectively have two operating segments - one devoted entirely to commercial and government eBusiness and related offerings and the other to IT services to the federal market.

INFORMATION TECHNOLOGY SERVICES

     The Company believes that it possesses a level of IT technical and project management experience and expertise that allows it to offer rapid, high value, solutions to a range of client IT requirements. The Company's principal business focus is in the areas of 1) electronic commerce implementations and other web based applications including the engineering and implementation of secure and highly reliable computer and network systems, 2) legacy information system modernization, 3) network integration and application development, 4) the development, migration and maintenance of large scale databases, 5) a range of IT services associated with complex embedded computer systems.

     The Company believes that it was one of the industry leaders in 1998 and 1999 in the large market for federal, state and commercial Year 2000 compliance upgrades based on its combination of direct Year 2000 conversion experience, use of automated tools and its ability to offer its customers solutions to both their embedded and non-embedded Y2K compliance requirements. Approximately 42 percent of the Company's 1999 revenues were derived from Y2K compliance contracts. These engagements and related revenues peaked prior to calendar Year 2000 as customers completed efforts to address their needs. The Company expects that revenues derived from Y2K engagements will decline sharply after Year 2000. The Company believes that the 1999 Y2K related business that provided a major portion of its 1998 and 1999 revenues will be largely replaced with legacy system modernization projects including web based applications and client-server conversions.

BUSINESS STRATEGY

GENERAL

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

     PENETRATING NEW MARKETS BY LEVERAGING CORE COMPETENCIES. The Company seeks out and exploits opportunities to market to new customers the expertise it has gained in past IT assignments. The Company's long term experience in federal government, state government and commercial complex IT projects has proven to be a key factor differentiating the Company in competitive bidding situations with new customers. The Company plans to use such engagements to establish relationships with an expanded base of customers that can be used for marketing the Company's expertise in additional areas such as eBusiness web enabled applications development legacy system modernization, and data base migrations.

     ESTABLISHING MARKETING ALLIANCES TO OFFER COMPLETE SOLUTIONS. The Company has established, and will continue to establish, marketing alliances with software product and tool providers which allow the Company to offer turn-key solutions for such applications as electronic commerce, customer relationship management and resource management.

     ACQUIRING STRATEGIC IT SERVICES BUSINESSES. The Company intends to pursue acquisitions that will expand the Company's commercial IT services customer base and provide specialized capabilities and skills that enhance the Company's penetration of the commercial IT services market.



INFORMATION TECHNOLOGY SOLUTIONS AND SERVICES (ITSS) AND GOVERNMENT EBUSINESS

     The ITSS unit of the Company is currently a nationwide provider of IT services to a broad range of public sector clients. The IT services practice focuses on the development, upgrade and maintenance of embedded, mainframe and client server computer systems and networks. This practice has been at the core of the Company's success since 1979.

     Successful penetration and continued growth in the public sector eGovernment Solutions market will be initially focused on eProcurement systems, Operating Resource Management and Case Management Solutions. The Company expects to leverage its legacy of having completed over 575 complex IT contracts with an aggregate value of over $1 billion dollars into meeting the growing demand for large, complex mission critical solutions.

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

     U.S. GOVERNMENT--DOD

     RANGE SYSTEMS MANAGEMENT. In 1993, the Company was awarded the Range Instrumentation Development ("RID") contract, pursuant to which the Company supports a wide variety of aircraft range system activities for the Naval Air Warfare Center ("NAWC") located at China Lake, California, including software development, test and evaluation, system integration and fabrication of electronic threat simulators. The RID contract is a cost-plus-award-fee contract, has a total value of $88 million and work under this contact is scheduled to be completed in mid 2000.

     AVIONICS SYSTEMS INTEGRATION. The Company participates in the design, development, fabrication, modification and testing of hardware for the NAWC, performing a wide range of support activities. These activities include systems engineering, systems analysis, software development, configuration management, verification and validation, maintenance and operation services for various naval aircraft and the development and maintenance of large-scale hybrid simulators (which integrate computer simulations with actual aircraft avionics). The Company has performed this work since its first NAWC contract, awarded in 1985. In 1995, this contract was recompeted under a program reserved for small businesses and the Company successfully teamed with a small business contractor, which was awarded the prime contract. The current NAWC contract is a cost-plus-award-fee contract, has a total value to CTA of $33 million and is scheduled for completion in mid 2000.

     INFORMATION SYSTEMS SECURITY ("INFOSEC"). The INFOSEC Group, headquartered in CTA's Colorado Springs facility, provides information systems security consulting services, security analyses and assessments, and security certification and accreditation support to commercial enterprises and state and federal government agencies. The group is currently supporting major projects to government and commercial clients. CTA's Information Security clients include MCI, Raytheon, Internal Revenue Service, Lockheed Martin, Defense
Finance Accounting Service, and the General Services Administration ("GSA") Federal Supply Service (FSS).

     MEDICAL INFORMATION SYSTEMS. The Company is providing medical information systems expertise to the DOD Department of Health Affairs Consolidated Health Care System. This second generation medical information system implements the most advanced technology available in the industry today. Its goal is a paperless, globally accessible electronic patient record system that provides authorized medical professionals with vital patient medical histories in near real time, regardless of where the patient data may have been collected or stored, or where the patient may be physically located when medical attention is required. This technology not only enables more accurate record keeping but also reduces the response time required to obtain medical information from days or weeks to literally seconds. This contract is a cost-plus-fixed-fee contract, has a total value of $25 million and is scheduled for completion in mid 2000.

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

     (ii) providing support to the FAA as a subcontractor to TRW under the ASD SETA contract for the overall architectural design and evolution of the National Airspace System. This contract is a time-and-materials contract, has a total value to CTA of $7 million and is scheduled for completion in September 2001.

     (iii) providing engineering and management support services to the FAA as a subcontractor to SRC under the ANN Technical Assistance contract. This contract is a cost-plus-award-fee contract, has a total value to CTA of $2.7 million and is scheduled for completion in September 2000.

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

STATE GOVERNMENT AND COMMERCIAL

     YEAR 2000 CONVERSION. During 1999, the Company provided Year 2000 compliance services to 14 commercial clients centered in the Financial Services and Process Manufacturing vertical markets and 12 state and local governments. These contracts incorporate a wide range of services including IT inventory assessment, code remediation, testing, auditing of third party-vendor remediated systems and embedded systems compliance evaluations. The Company warranted its services as part of its extensive customer satisfaction initiatives. To date, there have been no material expenses incurred in satisfying those warranties.

COMMERCIAL EBUSINESS AND RELATED OFFERINGS

     The Company's commercial offerings center around the development of internet based solutions in a variety of eCommerce applications. The Company enhanced its presence in the rapidly growing eCommerce arena with the acquisition of Rey Consulting in May, 1999.

     The Company's eCommerce practice is targeted at: Commercial solutions which encompass the sale of end-to-end systems designed to assist clients in establishing or expanding their eBusiness capabilities; Commercial Software encompassing the sale of commercial software licenses and related services; Internet Marketing which provides clients with internet strategy formulation and implementation; Network Security Services encompassing a range of security assessment services for testing, monitoring and managing all security related site issues; and general Consulting Support Services in specific eBusiness applications.

     The Company has been actively engaged in eBusiness applications since 1995. Under contract to the GSA, the Company developed GSA Advantage!, an internet-based eCommerce system specializing in procurement. The system allows vendors to electronically submit their product or services catalogs, users to search for goods and services to purchase, purchase orders to be electronically generated and sent to vendors, the status of orders to be tracked, and for automated billing of orders. In short, a fully featured business-to-business and business-to-consumer eCommerce site covering the entire supply chain. The system was one of the first successful large scale eBusiness efforts in the

United States.

     The Company's successful transition of state government Year 2000 compliance contracts, most notably in Kansas, into eBusiness work provided an important non-federal test of the Company's eBusiness capabilities and assets. Leveraging on the success of the Company's on-going federal and non-federal government eBusiness, and building on the acquisition of Rey Consulting and its on-going commercial eBusiness practice, the Company believes it is uniquely positioned to continue its eBusiness growth.

     In January 2000, the Company completed the acquisition of Touchscreen Media Group ("TMG"). TMG provides front end, creative design and development of web sites for a variety of clients including Minolta and Bell Atlantic. This acquisition is expected to greatly enhance the Company's total eBusiness capabilities.


INFORMATION TECHNOLOGY SERVICES--COMPETITION

     The IT services industry encompassing both traditional IT Systems and Services and the growing eBusiness segment in which the Company operates is highly fragmented with no single company or small group of companies in a dominant position. The Company's competitors include large, diversified firms with substantially greater financial resources and larger technical staffs than the Company, such as BDM, Cap Gemini, CSC, EDS, IBM, Lockheed Martin, PRC, SAIC, KPMG, Arthur Andersen, as well as firms that receive preferences under government programs for small businesses. The firms that compete with the Company include consulting firms, computer services firms, applications software companies and accounting firms, as well as the computer service arms of computer manufacturing companies and defense and aerospace firms. In addition, the internal staffs of client organizations, non-profit federal contract research centers and universities are, in effect, competitors of the Company.

     The primary competitive factors in the information technology industry include technical, management and marketing competence, as well as price. The Company competes for commercial work by identification of unique market niches in which the Company believes it has superior technical service capability.

TYPES OF CONTRACTS

      GENERAL. The Company's services are provided primarily through three types of contracts: fixed-price, time-and-material and cost-reimbursable contracts. Fixed-price contracts require the Company to perform services under the contract at a stipulated price. Time-and-material contracts reimburse the Company for the number of labor hours expended at established hourly rates negotiated in the contract and the cost of materials incurred. Cost-reimbursable contracts reimburse the Company for all actual costs incurred in performing the contract, to the extent that such costs are within a specified maximum and allowable under the terms of the contract, plus a fee or profit. Additionally, in 1999, the Company realized revenues from the sale of commercial software licenses related to its eBusiness work acquired as a result of the Rey Consulting acquisition.

     The following table shows the approximate percentage of revenue by contract type recognized by the Company's continuing operations during the indicated periods:

                       YEAR ENDED DECEMBER 31,
TYPE OF CONTRACT       1997      1998    1999
                       ----      ----    ----
  Fixed-price           14%       24%     13%
  Time-and-materials    54%       47%     68%
  Cost-reimbursable     32%       29%     16%
  Licenses              --        --      3%
                       ----      ----    ----
    Total              100%      100%    100%
                       ====      ====    ====

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

     Among the factors that could have a material adverse affect on the Company's U.S. government contracting business are budgetary constraints, changes in fiscal policies or available funding, reduction of defense or aerospace spending, changes in U.S. government programs or requirements, curtailment of the U.S. government's use of technology services firms, the adoption of new laws or regulations, technological developments and general economic conditions. In addition, increased competition and U.S. government budget constraints in the defense area, and in areas not related to defense, may limit future growth in Company revenues from U.S. government agencies and contractors.

     The Company's costs and revenues under government contracts are subject to adjustment as a result of annual audits performed by the DCAA on behalf of the DOD. Audits of the Company by the DCAA and other agencies have been completed for all years through 1997 without material adjustment.

BACKLOG

     As the Company has evolved from Federal government contractor to commercial IT services provider, the concept of backlog has become less important. In the commercial marketplace, nearly all of the Company's orders are terminable by either the customer or the Company on short notice. Government contracts are generally multi-year awards subject to annual funding appropriations and termination for convenience by the government customer. The Government's ability to select multiple winners under Indefinite Delivery, Indefinite Quantity ("IDIQ") contracts, as well as its right to limit orders to any particular awardee, means that there is no assurance that contract backlog will result in actual orders to the Company. Accordingly, the Company does not believe that backlog will necessarily be a reliable indicator of future revenues.

     The Company's backlog represents an estimate of the remaining future revenues from existing signed contracts and contracts that have been awarded but not yet signed. Using the best available information, the Company estimates backlog on a quarterly basis. Changes in the backlog calculation from quarter to quarter result from: (a) additions for future revenues from the execution of new contracts or extension or renewal of existing contracts; (b) reductions for revenues earned from fulfilling contracts during the most recent quarter; (c) reductions from the early terminations of contracts; and (d) adjustments to estimates of previously included contracts. The Company's backlog at December 31, 1999 was approximately $47 million.

EMPLOYEES

     At December 31, 1999, the Company had 516 employees, approximately 80 percent of whom are IT professionals and 20 percent in management and support positions. The Company also utilizes the services of independent contractors and as of December 31, 1999 had approximately 125 independent contractors working on client engagements. None of the Company's employees are represented by a labor union and the Company believes its relations with its employees to be good.

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

     The Company is involved in certain other litigation incidental to its business. The most material matter could involve arbitration and has a maximum exposure of $5 million based on an indemnification agreement. The Company's management and external legal counsel are of the opinion that the outcome of such matters will not have a material adverse effect on the financial position or future operations of the Company.

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

THE LIMITED MARKET

     Since its inception, the Company has pursued a policy of remaining essentially employee owned and, therefore, there has never been a public market for the Common Stock. Since September 1992, the Company has offered to repurchase shares from shareholders on several occasions primarily for contribution to the Company's Employee Stock Ownership Plan ("ESOP"). In order to provide liquidity for its shareholders, however, the Company established a Limited Market through an agreement with Capitol Securities Management, Inc. ("Capitol") whereby Capitol maintains the Limited Market. From September 1992 through December 1998, the Company has conducted six trades in the Limited Market, one each in 1992, 1993, 1995 and 1998 and two in 1994. There were no trades conducted in 1996, 1997 or 1999.

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

THE FORMULA

     The purchase price of the shares of Common Stock in the Limited Market normally will be at the formula price described below (the "Formula Price"). The Formula Price is established by the Board of Directors of the Company based on the performance of the Company as measured by certain factors listed below as well as certain other factors also listed below which are determined based on the recommendation of an independent appraiser. The Formula Price will be redetermined at least annually. The price is determined according to the following formula (the "Formula"): the price per share is equal to the product of (i) a number representing one minus the discount for the limited liquidity of the stock ("D") and (ii) a fraction, the denominator of which is the number of outstanding shares and share equivalents ("Wi") and the numerator of which is the sum of (A) a number which is the product of 2.25 and the book value of the Company at the end of the applicable period ("BV") and (B) a number which is the product of (a) 11.34 ("K") and (b) a number equal to the product of (I) a market index ("MI") based on certain comparable companies, (II) the after tax profits from operations for the last 12 month period ("P") and (III) a fraction, the denominator of which is 2 and the numerator of which is the sum of (A) the change in contract margin ("CM"), which is a number equal to the contract margin for the last 12 months divided by the contract margin for the prior 12 month period, where contract margin is the contract fee as a percentage of contract cost adjusted for program reserves and allowances and
(B) the change in revenue growth ("R"), which is a number equal to a fraction, the numerator of which is revenue for the last 12 months and the denominator of which is the revenue for the prior 12 month period times the change in the consumer price index for that period. The Formula Price of the Common Stock expressed as an equation, is as follows:

            Formula Price = D((2.25BV + K(MI)(P)((CM+R)/2))/Wi)

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

PROCEDURES FOR DETERMINING FORMULA PRICE

     The Formula is used to determine the offering price at which the Common Stock will be sold and will trade in the Limited Market, except in the circumstances set forth below. The present Formula was adopted by the Board of Directors on September 14, 1998, following a determination by the Board of Directors that the prior formula no longer resulting in a fair market value for the Common Stock. The Board of Directors believes the current Formula will generally, but not always result in a fair market value for the Common Stock within a broad range of financial criteria. For the year ended December 31, 1999, the formula did not result in a usable fair market value.

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

     In those circumstances when the Board of Directors determines the Formula cannot result or has not resulted in a fair market value for the Common Stock, the Company establishes a price for the Common Stock within the range established by the independent appraisal. The price of $5.05 per share at June 30, 1997 and at December 31, 1997 and the price of $7.80 at December 31, 1999 was based solely on an independent appraisal as were all share prices prior to the adoption of the Formula. Such appraisal is required on an annual basis for purposes of valuing the assets contained in the Company's ESOP and for determining the price at which the ESOP may purchase shares of Common Stock.

PRICE RANGE OF COMMON STOCK

     The following table sets forth the price per share (after giving effect for all years presented for a 2 for 1 split of the Company's common stock in February 1998) at which the Common Stock was valued by the Board of Directors based on an appraisal performed by the Company's independent appraiser, Houlihan Lokey Howard and Zukin Financial Advisors, Inc. ("HLHZ") in 1999 and Legg Mason Wood Walker, Inc., for the years 1986 through 1998. The 1992, 1993, both 1994, 1995 and June 1998 appraisal prices were also the prices at which shares were sold in the Limited Market for each of the following periods ending on the dates set forth below.

           EFFECTIVE DATE OF APPRAISAL        PRICE PER SHARE
           ---------------------------        ---------------
              December 31, 1999                    $7.800
              December 31, 1998                    $7.800
              June 30, 1998                        $5.840
              December 31, 1997                    $5.050
              June 30, 1997                        $5.050
              December 31, 1995                    $4.745
              December 31, 1994                    $4.695
              June 30, 1994                        $4.485
              December 31, 1993                    $4.364
              December 31, 1992                    $3.583
              December 31, 1991                    $3.002
              December 31, 1990                    $2.088
              December 31, 1989                    $2.050
              December 31, 1988                    $2.015
              December 31, 1987                    $1.400
              December 31, 1986                    $0.888

Report of Independent Appraiser

     For  the  1999  year  end  appraisal, HLHZ were engaged as the independent
appraiser  for the Company with respect  to  its  common  stock.   The  Company
believes that  its  current strategic direction aligns more closely with HLHZ's

corporate  background   and   capabilities.    HLHZ  has  extensive  nationwide
experience in the valuation of firms engaged in  similar  initiatives  and with similar technical expertise as the Company.

     Prior to the engagement of HLHZ for the December 31, 1999 appraisal, all previous appraisals were performed by Legg Mason Wood Walker, Inc. ("Legg
Mason").

     In  connection with the Board's determination of the  Formula  Price,  the appraiser recommends to the Board of Directors (i) the discount factor ("D") to reflect the limited liquidity of the Company's Common Stock and (ii) the market index ("MI")  to  reflect existing securities market conditions.  The appraiser also provides to the Board of Directors an assessment as to whether the Formula
Price calculated is  within  a  range which the appraiser considers reasonable.
The  appraiser makes these determinations  based  on  its  own  analysis  after reviewing and analyzing numerous factors including, without limitation, (i) the
Company's  annual  and  quarterly  reports,  (ii)  interviews  with  management regarding  the  Company's  business, earnings, cash flow, assets and prospects,
(iii)  contract  backlog  data   and  contract  profiles  prepared  by  Company
management, (iv) data regarding the  financial performance and market valuation of selected public companies deemed by  the  appraiser  to be comparable to the
Company  and  (v)  data relating to recent merger and acquisition  activity  of selected public companies  deemed  by  the  appraiser  to  be comparable to the
Company.

     In the event the Company's factors for use in the formula will render the formula useless or will produce a nonsensical arithmetic result, the Board may choose not to seek the appraiser's recommendations for formula factors.
Instead, the Board will seek only the range of stock prices established by independent appraisal.

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

HOLDERS OF COMMON STOCK

     As of February 29, 2000, there were approximately 260 common stockholders of the Company.

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

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data for each of the years in the five year period ended December 31, 1999 and as of December 31, 1995, 1996, 1997, 1998 and 1999 have been derived from the consolidated financial statements of the Company. The consolidated financial statements for each of the five years ended December 31, 1995 through 1999 have been audited by Ernst
& Young LLP, independent auditors. The data (in thousands, except for per share data) should be read in conjunction with the consolidated financial statements, related notes, and other financial information included elsewhere in this document.





                        1995     1996      1997       1998       1999
                        ----     ----      ----       ----       ----
  Income Statement
  Data:
  Contract revenues   $105,224   $96,246   $92,239   $117,184   $104,887
  Cost of contract      96,633    87,644    78,530     91,747     87,692
  revenues
  Selling, general
  and administrative     4,117     5,431     9,622     15,585     14,589
  expenses
  Other expenses          (292)    2,447     3,668      3,040      3,698
                         -----     -----     -----      -----     ------
  Operating              4,766       724       419      6,812     (1,092)
  profit/(loss)
  Interest expense         850       969     1,589      1,195      1,328
                         -----       ---     -----      -----      -----
  Income (loss)
  before income taxes    3,916      (245)   (1,170)     5,617     (2,420)
  Provision (benefit)
  for income taxes       1,567       (80)     (500)     2,225     (1,408)
                         -----       ---     -----      -----      -----
  Income (loss) from
  continuing             2,349      (165)     (670)     3,392     (1,012)
  operations
  Income (loss) from
  discontinued
  operations, net of
  income taxes(1)(2)      (403)  (10,872)      648     (2,482)         -
                         -----   -------       ---      -----     ------
   Net income (loss)    $1,946  $(11,037)   $   22    $   910    $(1,012)
                        ======  ========    ======    =======    =======
   Basic earnings
   (loss) per share:
       Continuing        $0.27   $(0.02)   $(0.07)    $  0.39    $ (.11)
   operations
   Discontinued
   operations            (0.05)   (1.22)     0.07       (0.29)      .00
                         -----   ------    -------    -------     -----
  Earnings (loss) per
  share                  $0.22   $(1.24)  $  0.00     $  0.10     $(.11)
                         =====   ======   =======     =======     =====
  Diluted earnings
  (loss) per share:
   Continuing
   operations            $0.25   $(0.02)   $(0.07)    $  0.38     $(.11)
   Discontinued
   operations            (0.04)   (1.22)     0.07       (0.28)      .00
                         -----   ------    ------     -------     -----
  Earnings (loss) per
  share-diluted          $0.21   $(1.24)   $ 0.00     $  0.10     $(.11)
                         =====   ======    =======    =======     =====
  Weighted average
  number of shares
  outstanding            8,863    8,875     9,092       8,694     8,830
                         =====    =====     =====       =====     =====
  Diluted average
  number of shares
  outstanding            9,418    8,875     9,092       8,815     8,830
                         =====    =====     =====       =====     =====



                                       DECEMBER 31,

                        1995     1996      1997       1998       1999
  Balance Sheet Data:
  Cash and cash       $    235  $     16  $      -   $          $
  equivalents                                    -          -          -
  Working capital       19,713    13,721    12,588     12,242      7,083
  Total assets          91,530    92,690    45,288     57,348     45,935
  Short-term debt       17,074    28,335     9,112     17,890     14,344
  Long-term debt        17,431    18,510     3,333      3,802      2,107
                      --------  --------  --------   --------   --------
  Total Stockholders'
  equity              $ 28,773  $ 17,793  $ 15,810   $ 15,734   $ 17,452

(1) During 1997, the Company sold its Space and Telecommunications Systems and its Mobile Information and Communications Services businesses to Orbital Sciences Corporation. Results of operations have been restated to exclude revenues and expenses of discontinued operations from captions applicable to continuing operations. See Note 2 to the Consolidated Financial Statements.

(2) During 1995, the Company discontinued the operations of its Simulation Systems Division, which manufactured aircraft flight simulators for sale or lease, and sold its assets to a company primarily owned by one of the Company's principal stockholders. Results of operations have been restated to exclude revenues and expenses of discontinued operations from captions applicable to continuing operations. See "Certain Transactions" and Note 2 to the Consolidated Financial Statements.

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

OVERVIEW

      Computer Technology Associates, Inc. (the "Company," formerly CTA INCORPORATED) provides information technology services to Federal, State and commercial markets including Year 2000 services, network design and implementation, mainframe to client-server conversions, software language upgrades, database development and maintenance, electronic data interchange and automated enterprise management technologies. During 1996, the Company completed a five year prime contract with the U.S. Navy and, although it was ineligible to rebid this contract as the prime contractor, is now a major subcontractor receiving approximately 45% of the total contract revenues. During 1997, the Company sold the Advanced Information Systems division and several systems engineering contracts ended. As a result, the Company's revenues from systems engineering services, principally to the Federal government, have declined from $105 million, or 100% of contract revenues, in 1995 to $54 million, or 52% of contract revenues, in 1999. During 1997 and 1998, the Company focused its marketing efforts on software engineering, primarily Year 2000 services, for State and local governments and commercial entities in order to increase such revenues. Also during 1997, the Company disposed of its Space and Telecommunications Systems and its Mobile Information and Communications Services businesses. In 1998, the Company also realigned its corporate organization to further refine its focus on the rapidly growing market for commercial and governmental IT services creating the CTA Systems Engineering Group and the CTA Software Engineering Group. In 1999, the Company purchased Rey, an Oracle partner reselling Oracle database products. This helped establish the Company's presence in and commitment to eBusiness markets.

RESULTS OF OPERATIONS

     The following tables set forth certain items in the Company's Statements of Operations as a percentage of contract revenues:

                                                    YEAR  ENDED
                                                    DECEMBER 31,
                                               ---------------------
                                               1997     1998    1999
                                               ----     ----    ----
Contract revenues:
      Federal (formerly Systems Engineering)   79.6%    62.8%   51.8%
      Non-Federal (formerly Software
        Engineering)                           20.4     37.2    48.2
                                              -----    -----   -----
  Total contract revenues                     100.0    100.0   100.0
  Cost of contract revenues                    85.2     78.3    83.7
  Selling, general and administrative
    expenses                                   10.4     13.3    13.9
  expenses
  Supplemental ESOP contribution                3.2      0.9     1.5
  Other expenses                                0.8      1.7     2.0
                                                ---      ---    ----
  Operating profit                              0.4      5.8    (1.1)
  Interest expense                              1.7      1.0    (1.3)
                                                ---      ---     ---
  Income (loss) before income taxes            (1.3)     4.8    (2.4)
  Provision (benefit) for income taxes         (0.6)     1.9    (1.4)
                                                ---      ---     ---
  Income (loss) from continuing operations     (0.7)     2.9    (1.0)
  Income (loss) from discontinued
  operations, net of income taxes               0.7     (2.1)      -
                                                ---      ---     ---
  Net income (loss)                            (0.0)%    0.8%   (1.0)%
                                               =====     ===    =====

     The following tables set forth certain items in the Company's Statements of Operations by operating segment:

                                          Year  ended December 31,
                                         --------------------------
                                       1997       1998       1999
                                       ----       ----       ----
                                         (In thousands of dollars)
  Contract revenues:
   Federal (formerly Systems
    Engineering)                     $73,464    $73,579    $54,378
   Non-Federal (formerly Software
    Engineering)                      18,775     43,605     50,509
                                     -------   --------   --------
                                     $92,239   $117,184   $104,887
                                     =======   ========   ========


  Operating profit:
   Federal (formerly Systems
    Engineering)                      $2,933     $5,259    $ 4,415
   Non-Federal (formerly Software
    Engineering)                       1,154      4,593     (1,809)

   Other expenses                     (3,668)    (3,040)    (3,698)
                                       -----      -----      -----
                                      $  419     $6,812    $(1,092)

1999 COMPARED WITH 1998

     CONTRACT REVENUES. Contract revenues decreased 10 percent to $104.9M in 1999 from $117.2M in 1998. This change was due primarily to the conclusion of several large Y2K efforts in both the services and embedded components of the Company's Y2K practice. Additionally, major tasks on other federal contracts with the Navy and Department of Health Affairs concluded during 1999.

     COST OF CONTRACT REVENUES. Cost of contract revenues decreased 4 percent to $87.7 million in 1999 from $91.7 million in 1998. As a percentage of revenue however, the 1999 figure represents 84 percent compared to 78 percent in 1998, an increase of 7 percent. This increase in the percent of revenue calculation stems from losses experienced on the Texas Department of Health Services ("TDHS") contract and Texas Guaranteed Student Loan ("TGSL") contract in 1999.

     SG&A. Selling, general and administrative expenses ("SG&A") decreased 6 percent from $15.6 million in 1998 to $14.6 million in 1999. As a percentage of revenue, however, the 1999 figure represents 14 percent compared to 13 percent in 1998. This increase in the period represents the cost of additional selling expense incurred in the transition from Y2K markets and into new commercial initiatives.

     SUPPLEMENTAL ESOP CONTRIBUTION. During 1999, the Board of Directors elected to make a supplemental contribution of approximately $1.6 million to the Company's employee stock ownership plan ("ESOP").

     OTHER EXPENSES. Other expenses increased to $2.1 million in 1999 from $2 million in 1998 due to additional reserves and write-downs of certain contract receivables.

     OPERATING PROFIT. As a result of the foregoing, the Company had an operating loss of $1.1 million in 1999 compared with an operating profit of $6.8 million in 1998.


1998 COMPARED WITH 1997

     CONTRACT REVENUES. Contract revenues increased 27% to $117.2 million in 1998 from $92.2 million in 1997 as a result of a 132% increase in software engineering contract revenues.

     Systems engineering contract revenues increased to $73.6 million in 1998 from $73.4 million in 1997. Decreases in revenues on the General Services Administration ("GSA") Eastern Zone contract, which ended in the third quarter of 1997, and on the Technical Engineering and Management Support IV ("TEMS IV") program at Hanscom Air Force Base, which is winding down, and smaller decreases in other Federal programs, were partially offset by increases in contract revenues on embedded systems Year 2000 contracts and on GSA Schedule contracts.

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

     SG&A. SG&A increased to $15.6 million, or 13.3% of contract revenues, in 1998, from $9.6 million, or 10.4% of contract revenues, in 1997. The increase in SG&A reflects the Company's continued investment in infrastructure and in the initiatives required to implement the Company's marketing strategies and increased focus on commercial markets.

     SUPPLEMENTAL ESOP CONTRIBUTION. During 1998, the Board of Directors elected to make a supplemental contribution of approximately $1.1 million to the Company's employee stock ownership plan (ESOP).

     OTHER EXPENSES.   Other  expenses  increased  to $2.0 million in 1998 from
$0.7 million in 1997 due to additional reserves and write-downs of certain contract receivables.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company's net income (loss) was $(1.0 million), $0.9 million, and ($0.02 million), in 1999, 1998 and 1997, respectively. Its cash flow provided by (used in) operating activities was $10.6 million, $(1.8 million), and $(10.2 million), in 1999, 1998 and 1997, respectively. The principal factors accounting for the provision (use) of cash in operating activities in 1999 were $19.3 million in reductions to the outstanding accounts receivable balance. Several significant receivables were collected in the period and the growth in new receivables was slower than previously experienced. Depreciation and amortization expense accounted for $2.5 million of cash added back to net income, and other changes in working capital accounts other than Accounts Receivable used ($9.3 million) of cash. The principal factors accounting for the provision (use) of cash in operating activities in 1998 were $2.3 million in losses on disposal of segments and sale of assets, $1.5 million of depreciation and amortization expense, $1.1 million in other non-cash expenses and changes in working capital accounts using $7.6 million of cash. The principal factors accounting for the provision (use) of cash in operating activities in 1997 were $(3.9 million) non-cash gain on disposal of segments, $2.8 million of depreciation and amortization expense, ($3.6 million) payment of previously accrued interest, and changes in working capital accounts using $5.6 million of cash.

     Cash provided by (used in) investing activities totaled $(4.6 million), $(4.5 million), and $14.4 million, in 1999, 1998 and 1997, respectively. Additions to furniture and equipment were $1.4 million, $2.4 million, and $3.6 million in 1999, 1998 and 1997, respectively. Costs related to the acquisition of Rey used $3.3 million of cash in 1999. Proceeds from the sale of segments provided $18 million in 1997 and an adjustment to the sales price of the segments in 1998 used $2.1 million.

     Cash provided by (used in) financing activities was $(6.0 million), $6.2 million and $(4.2 million), in 1999, 1998 and 1997, respectively. Financing was primarily provided by borrowings under the credit facility and offset by the repayment of long-term debt and the purchase of treasury stock. The Company's net borrowings (payments) under the credit facility were $(3.3 million), $8.8 million, and $(3.7 million), for 1999, 1998 and 1997, respectively. The 1997 amount is net of $5 million proceeds from a new three-year term loan. Repayment of long-term debt was $2.1 million in 1999, $1.7 million in 1998 and $0.5 million in 1997. Net purchases of treasury stock were $0.7 million, $1.0 million, and $0.1 million in 1999, 1998 and 1997, respectively.

     In November 1997, the Company entered into a three-year agreement with a bank for a revolving credit facility, which was amended in 1998, providing the availability to borrow up to $18 million, which includes a facility for letters of credit up to $4 million, and which also provides a $5 million term facility. At December 31, 1999, there was $13.1 million outstanding under the revolving credit facility and $1.3 million outstanding under the term facility, to be repaid in equal quarterly payments.

     Borrowings under the credit facility are secured by substantially all of the Company's assets and bear interest at either the lender's prime rate or LIBOR plus 2.0% to 2.5% (based on the Company's ratio of total funded debt to earnings before interest, taxes, depreciation and amortization) at the Company's discretion. The weighted average rate in effect for short-term borrowings at December 31, 1999 was approximately 8.5%. Under the agreement, the Company pays an annual commitment fee on the unused credit line and an annual administration fee on the total revolving credit line. The credit facility requires advance approval by the bank for the Company to pay cash dividends. The agreement also includes financial covenants which require the

Company to maintain certain financial ratios such as a fixed charge coverage ratio, earnings before interest and taxes to interest expense ratio and total outstanding debt to accounts receivable ratio. The agreement also requires the Company to obtain the consent of the bank prior to making aggregate capital expenditures for itself and its subsidiaries of greater than $2.5 million per year. The Company believes it is in compliance with all of the financial covenants.

     In January 1998, the Company completed the $2.0 million tender offer accrued for as of December 31, 1997. The Company believes that cash flow from operations and available bank borrowings will provide adequate funds for continued operations for the next twelve months. The Company may, however, seek additional sources of external capital to fund growth in new eCommerce initiatives including potential acquisitions.

OTHER MATTERS

     The Company assigned certain individuals to identify and correct Year 2000 compliance issues. IT systems with non-compliant code were modified or replaced with systems that were Year 2000 compliant. The individuals were also responsible for investigating the readiness of suppliers, customers and other third parties along with the development of contingency plans where necessary.

     All necessary IT systems were inventoried and assessed for compliance with modifications made or replacement systems secured. IT systems are now believed to be fully compliant. Inventories and assessments of non-IT systems have been completed.

     The Company also identified critical suppliers,  customers and other third
parties  and surveyed their Year 2000 remediation programs.   Risk  assessments
and contingency plans, where necessary, were finalized in 1999.

     The Company has not experienced any Y2K disruption to its operations and does not expect any material disruptions in the future.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At December 31, 1999 and 1998 the principal amount of the Company's aggregate outstanding variable rate indebtedness was $14.3 million and $19.6 million, respectively. A hypothetical 10% adverse change in interest rates would have had an annualized unfavorable impact of approximately $107,000 and $146,000, respectively, on the Company's earnings and cash flows based upon these year-end debt levels.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is included under Item 14(a) of this document.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the directors and executive officers of the Company as of December 31, 1999:

NAME                 AGE POSITION
  C.E. Velez         59  President, Chief Executive Officer and
                         Chairman of the Board
  Gregory H. Wagner  51  Executive Vice President, Chief
                         Financial Officer and Treasurer
  Terry J.           56  Executive Vice President
  Piddington
  Mark Phillips      48  Executive Vice President
  Harvey D. Kushner  69  Director
  (1)
  David R. Mackie    61  Director
  (1)
  Raymond V. Mc      66  Director
  Millan (1)
  James M. Papada,   51  Director
  III (1)
  Arturo             69  Director
  Silvestrini (1)
  Joseph Cinque      46  Director

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

     Gregory H. Wagner has been Executive Vice President and Chief Financial Officer and Treasurer of the Company since November 1992. From 1988 to 1992, he was Vice President of Finance of the Company. Mr. Wagner was previously employed with Martin Marietta Aerospace for fourteen years in various positions, most recently as Director of Business Management.

     Terry J. Piddington has been President of the Company's Systems Engineering Group since October 1997 and before that had been Executive Vice President of the Company since February 1987. From 1985 to 1987, he was a Vice President of the Company's Systems Engineering Services Division.

     Mark Phillips has been an Executive Vice President since 1996, prior to that he was a Vice President since 1992. He has held positions including Regional Operations Manager, Division Director and Chief Operating Officer of the Systems Group. Prior to CTA, Mr. Phillips held various positions with

Martin Marietta Corporation.

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

     Raymond V. Mc Millan has been a Director of the Company since August 1996 and President of Information Technology Services from April 1996 to his retirement in October 1997 and before that had been Executive Vice President of the Company since February 1991. From 1988 to 1991, he was a Vice President of the Company. From 1984 to 1987, he was a Brigadier General in the Air Force responsible for management of the integration and test of the DOD's Integrated Tactical Warning and Attack Assessment System.

     James M. Papada, III has been a Director of the Company since August 1996. Since 1991, he has been a senior partner in the corporate department of the law firm of Stradley, Ronon, Stevens & Young, a limited liability partnership in Philadelphia, Pennsylvania, specializing in merger and acquisition transactions. He is also the Chairman of the Board of Technitrol, Inc., a multi-national, diversified manufacturing company listed on the New York Stock Exchange. He is also a Director of ParaChem Southern, Inc., a manufacturer of specialty chemical products and GlassTech, Inc., a manufacturer of glass tempering and bending systems. From February 1983 until December 1987, Mr. Papada was President and Chief Operating Officer of Hordis Brothers, Inc., a privately held glass fabricator.

     Arturo Silvestrini has been a Director of the Company since August 1991. From November 1991 to December 1996, he was President and CEO of Earth Observation Satellite Corporation. From 1965 to 1991, he was with Computer Sciences Corporation (CSC), as President of various Divisions, Deputy to the President of CSC Systems Group and as Senior Vice President for European operations.

     Joseph L. Cinque has been a Director of the Company since July 1999. He has held various senior sales management positions at Hewlett-Packard since 1980, most recent of which was General Manager of software sales for North America. Prior to that, he was a sales engineer with Hewlett-Packard and Texas Instruments.

     Executive officers are reviewed annually by the Board of Directors and serve at the pleasure of the Board.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information regarding the compensation for 1999, 1998 and 1997 of the Company's Chief Executive Officer and the three other most highly compensated executive officers in 1998 (the "Executive Officer Group") for services rendered in all capacities to the Company. The Company has no other executive officers.

                            SUMMARY COMPENSATION TABLE


                            ANNUAL COMPENSATION        LONG-TERM COMPENSATION
                           -------------------------  -----------------------
                                              Other   Restrict Option  Other
NAME AND PRINCIPAL         Salary    Bonus    Annual   Stock  Awards   Comp.
POSITION(S)        YEAR      ($)       ($)    Comp.   Awards   (#)     ($)(2)
                                              ($)(1)    ($)    (#)
C.E. Velez         1999    329,415   106,076   2,040    --      --    131,486
President, Chief   1998    308,000   145,673   2,052    --    22,895   17,915
Executive Officer  1997    280,000   130,220   2,090    --      --     14,480
and Chairman of
the Board

Gregory H. Wagner  1999    221,677    64,553     942    --      --     17,047
Executive Vice     1998    187,000    88,494     954    --    13,900   32,411
President, Chief   1997    170,000   112,455     927    --      --     32,461
Financial Officer
and Treasurer

Terry J.           1999    192,308    52,587   1,536    --      --     17,358
Piddington         1998    180,000    75,634   1,548    --    12,828   24,131
Executive Vice     1997    155,000    25,033   1,396    --      --     14,028

Mark Phillips      1999    151,220    19,530     690    --     2,944  169,874
Executive Vice     1998    140,969    49,179     666    --    22,471   15,852
President          1997    170,786      --       665    --      --     14,361

___________


(1) Represents long term disability premiums and group life insurance premiums for amounts in excess of $50,000.

(2) Includes amounts of the Company's contributions allocated to participants' accounts pursuant to the Company's 401(k) plan and ESOP, other relocation reimbursements and miscellaneous cash payments pursuant to the Company's cafeteria plan.

OPTION GRANTS DURING 1999

     The following table sets forth information concerning the stock options granted during fiscal 1999 to each member of the Executive Officer Group.

                         % of Total
               Number of   Options
                Shares   Granted to
              Underlying  Employees  Exercise              Grant Date
                Options   in Fiscal    Price   Expiration   Present
NAME            GRANTED     YEAR      ($/SH)      DATE       Value
                  (#)                                        ($)(1)
---------      --------- ---------  --------  ----------  ----------
C.E. Velez        --         --         --         --         --

Gregory H.Wagner  --         --         --         --         --

Terry J.Piddington--         --         --         --         --

Mark Phillips   2,944      0.8%       7.80      4/22/06     7,419

(1) The Company uses the Black-Scholes model to estimate the fair values of options, assuming a risk-free interest rate equal to the ninety-day U.S. Treasury Bill rate, expected lives of five to ten years, an expected volatility factor of .199 and no expected dividends.

FISCAL YEAR-END OPTION VALUES

     The following table sets forth information concerning the exercise of stock options during fiscal 1999 and the number and value of unexercised stock options held at year-end by each member of the Executive Officer Group.

                                      Number of
                                     Securities         Value of
                                     Underlying        Unexercised
               Shares               Unexercised      In-the-Money
              Acquired             Options at FY-End   Options at
                 on      Value           (#)          FY-End ($)(1)
              Exercise Realized     Exercisable/      Exercisable/
Name            (#)       ($)       Unexercisable     Unexercisable
----------   --------- ---------   ---------------   --------------
  C.E. Velez     --        --       66,642/15,263    201,265/41,973

  Gregory H.     --        --       90,464/9,264     243,156/14,106
  Wagner

  Terry J.       --        --       39,942/8,552     120,641/14,430
  Piddington

  Mark           --        --       12,490/17,925     39,972/27,618
  Phillips

___________


(1)  There was no public trading market for the Common Stock  on  December  31,

     1999. Accordingly, solely for purposes of this table, the values in this column have been calculated on the basis of an estimated market price of $7.80 per share, less the aggregate exercise price of the options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with regard to the beneficial ownership of the Common Stock as of December 31, 1999 by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director, each executive officer and each member of the Executive Officer Group and (iii) all current directors and executive officers of the Company as a group:

                                   Shares         Percent
NAME AND ADDRESS OF BENEFICIAL  Beneficially   Beneficially
OWNER(1)(2)                       OWNED (1)      OWNED(3)
------------------------------  ------------  -------------
  5% Stockholders:
  C.E. Velez                    4,874,678 (4)      49.8%
  ESOP                          1,615,318          16.5
  B.A. Claussen                   883,752 (5)       9.0
  Directors and executive
  officers:
  C.E. Velez                    4,874,678 (4)      49.8%
  Terry J. Piddington             462,374 (6)       4.7
  Raymond V. Mc Millan            227,799 (7)       2.3
  Gregory H. Wagner               212,416 (8)       2.2
  Harvey D. Kushner                20,893 (9)        *
  James M. Papada, III             10,646(10)        *
  Arturo Silvestrini                5,336            *
  David R. Mackie                   4,762            *
All current directors and
executive officers as a group
(9 persons as of December 31,
1999)                           5,837,079(11)      59.7%

___________

*    Less than 1%.

(1) Beneficial ownership as of December 31, 1999 for each person includes shares subject to options held by such person (but not held by any other person) which are exercisable within 60 days after such date. All share amounts are exclusive of shares beneficially owned through the ESOP. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2) The address for each beneficial owner except for Mr. Claussen is c/o Computer Technology Associates, Inc. 6903 Rockledge Drive, Bethesda, Maryland 20817. Mr. Claussen's address is c/o SymSystems, L.L.C., 12508 E. Briarwood Avenue, Englewood, Colorado 80112.

(3) The percent beneficially owned is based on 8,957,703 shares of Common Stock deemed outstanding as of December 31, 1999 and non-qualified options to purchase 826,297 shares of Common Stock which are currently exercisable within 60 days after such date.

(4)  Includes non-qualified options to purchase 72,610 shares of Common Stock .

(5)  Includes non-qualified options to purchase 200,000 shares of Common.

(6)  Includes non-qualified options to purchase 40,247 shares of Common Stock.

(7)  Includes non-qualified options to purchase 179,186 shares of Common Stock.

(8)  Includes non-qualified options to purchase 94,088 shares of Common Stock..

(9)  Includes non-qualified options to purchase 6,636 shares of Common Stock.

(1)  Includes non-qualified options to purchase 1,620 shares of Common Stock.

(2)  Includes non-qualified options to purchase 406,877 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1995, the Company discontinued the operations of its Simulation Systems Division, which manufactured aircraft flight simulators for sale or lease. The assets of the division consisted primarily of a cockpit flight simulator and various fixed assets, which had an aggregate value of $3.1 million, net of accumulated depreciation. These assets were sold on September 1, 1995 to a company principally owned by Mr. Claussen, one of the Company's principal stockholders, for two notes secured by the assets with an aggregate principal amount of $2.2 million, bearing interest at the Company's borrowing rate which has ranged between 6.00% and 7.75% per annum, and a 15% minority interest in the entity purchasing the division, which has been assigned a value of $0.2 million. In August 1998, the Company received $0.2 million in cash on the $1.8 million note and forgave the balance (which was charged against the Company's allowance for doubtful accounts). The other note was repaid from the Company's common stock held by Mr. Claussen and the Company's minority interest reduced to 7.0%.

     In connection with Mr. Claussen's resignation as an officer and director of the Company, during December 1996 he entered into an Employee Separation and Non-Competition Agreement (the "Separation Agreement") with the Company whereby, in consideration for Mr. Claussen's agreement to not compete with the Company for a five (5) year period, the Company agreed: (i) to allow Mr. Claussen to retain his outstanding stock options in the Company until November 28, 2003 and (ii) to pay Mr. Claussen $175,000 per year for a period of five years. At the same time, Mr. Claussen and Dr. Velez agreed to terminate the Buy-Sell Agreement which had formerly restricted the transfer of their shares in the Company. Mr. Claussen then executed a Stock Restriction Agreement with respect to his Common Stock on the same terms as the Stock Restriction Agreements signed by all other shareholders of the Company.

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

     In 1999, the Company approved a loan to Dr. Velez of up to $750,000 for the purchase of a new home related to his relocation to the Company's California offices. The note is payable upon demand not later than September 13, 2004 and bears no interest. The note is collateralized by a like amount of value in the principal shareholder's shares of the Company's stock. As of December 31, 1999, approximately $689,000 of the approved loan amount has been disbursed and this amount is currently outstanding.

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

     Consolidated Statements of Operations                        F-4

     Consolidated Statements of Stockholders' Equity              F-5

     Consolidated Statements of Cash Flows                        F-6

     Notes to Consolidated Financial Statements                   F-8

     Financial Statement Schedules:

       Schedule II - Valuation and Qualifying
                     Accounts and Reserves                        F-27

     All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

     Exhibits:

     23(a) Consent of Ernst & Young LLP                           F-28
     23(b) Consent and Report of Houlihan Lokey Howard & Zukin
           Financial Advisors, Inc.                               F-29
     23(c) Consent of Legg Mason Wood Walker, Inc.                F-36

14(B) REPORTS ON FORM 8-K.

     There were no reports on Form 8-K filed during the fourth quarter of 1999.

14(C) FINANCIAL DATA SCHEDULE
                                         33

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.


                      Consolidated Financial Statements

                       As of December 31, 1999 and 1998
                       and for each of the three years
                    in the period ended December 31, 1999




                                 CONTENTS


Report of Independent Auditors...........................F-1

Audited Consolidated Financial Statements:

Consolidated Balance Sheets.............................F2-3
Consolidated Statements of Operations....................F-4
Consolidated Statements of Stockholders' Equity..........F-5
Consolidated Statements of Cash Flows...................F6-7
Notes to Consolidated Financial Statements.............F8-26

                 Report of Independent Auditors


The Board of Directors and Shareholders
Computer Technology Associates, Inc.

We have audited the accompanying consolidated balance sheets of Computer Technology Associates, Inc. (formerly CTA INCORPORATED) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Computer Technology Associates, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                   /s/ Ernst & Young LLP

Washington, D.C.
February 14, 2000

             COMPUTER TECHNOLOGY ASSOCIATES, INC.

                  Consolidated Balance Sheets


                                           DECEMBER 31,
                                          1998      1999
                                         -------   -------
                                          (IN THOUSANDS)
Assets
Current assets:
   Accounts receivable (NOTES 1 AND 3)  $ 48,909  $ 31,777
   Other current assets (NOTE 4)           1,145     1,682
                                        --------  --------
Total current assets                      50,054    33,459

Furniture and equipment (NOTES 1 AND 4)    8,940     9,555
   Accumulated depreciation and           (5,192)   (6,627)
   amortization                           ------    ------
                                           3,748     2,928
Costs in excess of net assets acquired         -     5,839
(NOTE 1)
Other assets (NOTES 4 AND 8)               3,546     3,709
                                        --------  --------
Total assets                            $ 57,348  $ 45,935

             COMPUTER TECHNOLOGY ASSOCIATES, INC.

                  Consolidated Balance Sheets


                                           DECEMBER 31,
                                          1998      1999
                                          ------  --------
                                          (IN THOUSANDS)
Liabilities and stockholders' equity
Current liabilities:
   Notes payable - line of credit (NOTE $ 16,223  $ 13,094
   5)
   Current portion of long-term debt       1,667     1,250
   (NOTE 5)
   Accounts payable                       10,576     5,949
   Accrued expenses (NOTE 4)               4,156     3,181
   Excess of billings over costs and       1,109        77
   contract prepayments
   Other current liabilities                 240        89
   Income taxes payable (NOTE 8)              19       890
   Deferred income taxes (NOTE 8)          3,822     1,846
                                          ------    ------
Total current liabilities                 37,812    26,376

Long-term debt, less current portion       1,667         -
(NOTE 5)
Other long-term liabilities (NOTE 6)       2,135     2,107
Commitments and contingencies (NOTE 11)        -         -
Stockholders' equity (NOTE 7):
   Preferred stock, $1.00 par value,
   1,000,000 shares
    authorized and none issued                 -         -
   Common stock, $.01 par value,
   20,000,000 shares
    authorized (10,000,000 issued in
    1998 and 10,384,616 in 1999)             100       104
   Additional capital                      7,855    12,082
   Retained earnings                      15,438    14,426
                                          ------    ------
                                          23,393    26,612
   Notes receivable from employees          (698)     (698)
(NOTE 10)
   Treasury stock, at cost (1,415,905
shares in 1998
      and 1,426,913 shares in 1999)       (6,961)   (8,462)
                                          ------    ------
Total stockholders' equity                15,734    17,452
                                        --------  --------
Total liabilities and stockholders'     $ 57,348  $ 45,935
equity


SEE ACCOMPANYING NOTES.

             COMPUTER TECHNOLOGY ASSOCIATES, INC.

             Consolidated Statements of Operations


                                    YEAR ENDED DECEMBER 31,
                                   1997      1998      1999
                                 -------- --------  --------
                                   (IN THOUSANDS, EXCEPT PER
                                          SHARE DATA)
Contract revenues                $ 92,239 $ 117,184 $ 104,887
 Cost of contract revenues         78,530    91,747    87,692
Selling, general and                9,622    15,585    14,589
administrative expenses
Supplemental ESOP contribution      2,958     1,087     1,581
(NOTE 6)
Other expenses                        710     1,953     2,117
Operating profit                      419     6,812    (1,092)
Interest expense                    1,589     1,195     1,328
Income (loss) before income        (1,170)    5,617    (2,420)
taxes
Income taxes (benefit) (NOTE 8)      (500)    2,225    (1,408)
Income (loss) from continuing        (670)    3,392    (1,012)
operations
 Discontinued operations (NOTE
 2):
   Loss from discontinued
   operations, net of income       (3,272)   (1,094)        -
   taxes
   Gain (loss) on disposal of
   segments, net of income taxes    3,920    (1,388)        -
 Income (loss) from discontinued      648    (2,482)        -
 operations
Net income (loss)                  $  (22)  $   910  $ (1,012)
Earnings (loss) per share (NOTE
9):
   Continuing operations           $ (.07)  $   .39  $   (.11)
   Discontinued operations            .07      (.29)      .00
Earnings (loss) per share          $  .00   $   .10  $   (.11)

Earnings (loss) per share -
 assuming dilution (NOTE 9):
   Continuing operations           $ (.07)  $   .38  $   (.11)
   Discontinued operations            .07      (.28)      .00
Earnings (loss) per share -
assuming dilution                  $  .00   $   .10  $   (.11)

SEE ACCOMPANYING NOTES.
                                        F-4

                Computer Technology Associates, Inc.

           Consolidated Statements of Stockholders' Equity


                              (In thousands, except for share data)
                                                          NOTES
                              COMMON                      RECV   TREASURY STOCK
                               STOCK   PAR  ADD    RET    FROM   --------------
                              SHARES  VALUE CAPL   EARN   EMPLS   SHARES   COST
                           ---------- ---- ------ ------- ----   ------- ------
Balance at January 1, 1997 10,000,000 $100 $7,943 $14,550 $698   894,704 $4,102
   Purchase of treasury            -     -      -       -    -   466,500  2,381
   stock (NOTE 7)
   Exercise of stock options       -     -   (191)      -    -   (89,870)  (392)
   Compensatory issuance of
   common stock to                 -     -     12       -    -   (22,354)  (102)
   employees/directors
   Tax benefit of non-
   qualified stock options         -     -    105       -    -         -      -
   exercised
   Net loss                        -     -      -     (22)   -         -      -
Balance at December 31, 1997 10,000,000 100 7,869  14,528  698 1,248,980  5,989
   Purchase of treasury           -      -      -       -    -   214,860  1,196
   stock (NOTE 7)
   Sale of treasury stock to      -      -      -       -    -   (17,141)  (100)
   employees
   Exercise of stock options      -      -    (32)      -    -   (14,000)   (61)
   Compensatory issuance of
   common stock to                -      -     18       -    -   (16,794)   (63)
   employees/directors
   Net income                     -      -      -     910    -         -      -
Balance at December 31, 1998 10,000,000 100 7,855  15,438  698 1,415,905  6,961
   Purchase of treasury           -      -      -       -    -    69,229    536
   stock (NOTE 7)
   Exercise of stock options      -      -    (36)      -    -   (48,054)  (229)
   Compensatory issuance of       -      -     26       -    -   (10,167)   (47)
   common stock to
   employees/directors
   Issuance of new shares       384,616   4 2,996       -    -   384,616  3,000
   Issuance of stock for          -      -  1,241       -    -  (384,616)(1,759)
   acquisition
   Net loss                       -      -      -  (1,012)   -         -      -
                             ---------- --- -----  ------   --- --------- -----
Balance at
   December 31, 1999         10,384,616 104 12,082 14,426   698 1,426,913 8,462
                             ========== === ====== ======   === ========= =====


SEE ACCOMPANYING NOTES.
                                        F-5

                  Computer Technology Associates, Inc.

                 Consolidated Statements of Cash Flows



                                            YEAR ENDED DECEMBER 31,
                                           1997       1998      1999
                                         ---------   ------  --------
                                               (IN THOUSANDS)
Operating activities
Net income (loss)                        $    (22)    $ 910  $ (1,012)
 Adjustments to reconcile net income
 (loss) to net cash provided by (used
 in) operating activities:
   (Gain) loss on disposal of segments     (3,920)    2,100         -
   Loss on sale of assets                       -       238        55
   Depreciation and amortization:
    Furniture and equipment                 2,612     1,911     2,119
    Capitalized software development           76         -         -
    costs
    Other noncurrent assets                   390         -       417
    Deferred lease incentives                (271)     (405)        -
   Provision for receivable allowances        360     1,019    (1,157)
   Accrued interest on debt                (3,590)        -        61
   Other noncash expenses                    (224)       81        74
   Changes in assets and liabilities:
    Accounts receivable                       901   (16,628)   19,301
    Recoverable income taxes                 (906)    3,595       821
    Other assets                              463      (126)   (1,184)
    Accounts payable and accrued           (5,017)    5,644    (5,633)
    expenses
     Excess of billings over costs and
     contract prepayments                  (3,180)   (1,629)   (1,032)
    Deferred income taxes, net              2,100     1,495    (2,249)
                                          --------   -------   -------
 Net cash provided by (used in)
   operating activities                  $(10,228)  $(1,795)  $10,581
                                          --------   -------   ------

 INVESTING ACTIVITIES
 Investments in furniture and equipment    (3,584)   (2,391)   (1,414)
 Proceeds from (adjustments to) sale of    18,000    (2,100)         -
 segments
 Proceeds from sale of assets                   -        38       146
 Acquisition costs                              -         -    (3,310)
 Other                                          -         -        12

 Net cash provided by (used in)           -------   --------  --------
 investing activities                     $14,416   $(4,453)  $(4,566)
                                          -------   --------  --------

                                        F-6

        COMPUTER TECHNOLOGY ASSOCIATES, INC.

       Consolidated Statements of Cash Flows


                                           YEAR ENDED DECEMBER 31,
                                            1997      1998      1999
                                          -------    ------    -------
                                               (IN THOUSANDS)
 Financing activities
 Net borrowings (payments) under
    bank line of credit agreement        $ (8,684)   $ 8,778   $(3,272)
 Proceeds from term loan                    5,000          -         -
 Repayment of long-term debt                 (450)    (1,666)   (2,084)
 Purchase of treasury stock                  (104)      (993)     (667)
 Sale of treasury stock                         -        100         -
 Proceeds from exercise of stock               34         29         8
 options                                 ---------   -------   --------
 Net cash provided by (used in)          $ (4,204)   $ 6,248   $(6,015)
 financing activities                    ---------   -------   --------
 Net decrease in cash and cash                (16)         -         -
 equivalents
 Cash and cash equivalents at beginning        16          -         -
 of period                               ---------   -------   --------
 Cash and cash equivalents at end of     $      -    $     -   $     -
 period                                  =========   =======   ========

 SUPPLEMENTAL INFORMATION
 Cash paid during the year for:
   Income taxes                          $    117    $   309   $    549
                                         ========    =======   ========
   Interest                              $  8,807    $ 1,037   $  1,419
                                         ========    =======   ========
 Noncash investing and financing
 activities:
   Debt assumed by purchaser (NOTE 2)    $ 27,000    $     -   $      -
                                         ========    =======   ========
   Purchase of treasury stock (NOTE 7)   $  2,019    $     -   $      -
                                         ========    =======   ========
Settlement of note receivable for
  common stock                           $      -    $   203   $      -
                                         ========    =======   ========


SEE ACCOMPANYING NOTES.
                                        F-7

        COMPUTER TECHNOLOGY ASSOCIATES, INC.

     Notes to Consolidated Financial Statements

                      December 31, 1999

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

Computer Technology Associates, Inc. ("the Company", formerly CTA INCORPORATED) provides rapid development and deployment of advanced information technology ("IT") to complex enterprise applications. The Company's offerings include e-commerce and web-enabled solutions, internet applications, and project management consulting through all stages of complex IT projects. The Company also provides a full range of systems engineering services for IT encompassing engineering support, network development and integration, information security, object-oriented applications development, data warehousing, database migrations, legacy system modernization and embedded systems design, development and integration. The Company's current business strategy is to develop a balanced client base across both government and commercial sectors of the IT services and e-commerce markets.

On May 4, 1999 the Company purchased Rey Consulting Group, Inc. ("Rey") for $5.95 million, comprised of $2.95 million in cash and $3.0 million of the Company's common stock. The Company issued 384,616 shares of stock valued at $7.80 per share in this exchange. The results of operations for Rey are included in the Company's income statement subsequent to May 4, 1999. Approximately $6.2 million of goodwill associated with this transaction was recorded which will be amortized on a straight-line basis over 10 years. Approximately $417,000 of goodwill was amortized during the year ended December 31, 1999.

Pro forma statements of operations to reflect the effect of Rey had it been combined with the Company for the three years ending December 31, 1999 are (in thousands):

                                   YEAR ENDED DECEMBER 31,
                                   1997     1998     1999
                                --------- --------- ---------
Contract revenues               $  96,772 $ 122,330 $ 107,102
Net income                      $      20 $   1,366 $  (1,347)
Earnings (loss) per share -     $     .00 $     .15 $    (.15)
assuming dilution

        COMPUTER TECHNOLOGY ASSOCIATES, INC.

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

FURNITURE AND EQUIPMENT

Furniture and equipment are carried at cost. Depreciation is computed based upon accelerated methods using estimated useful lives of three to seven years. Leasehold improvements are amortized on a straight-line basis over the terms of the leases which range from one to seven years. Purchased computer software used by the Company is amortized on a straight-line basis over a three-year period.

INTANGIBLE ASSETS

Costs  in  excess  of  net  assets  acquired   (goodwill)  is
amortized on a straight-line basis over 10 years, and is displayed on the balance sheet net of accumulated amortization of $417,000 as of December 31, 1999. The carrying values of intangible assets, as well as other long-lived assets, are reviewed for impairment, if changes in the facts and circumstances indicate potential impairment of their carrying values. Any impairment determined is recorded in the current period and is measured by comparing the discounted cash flows of the related business operations to the appropriate carrying values.

        COMPUTER TECHNOLOGY ASSOCIATES, INC.

     Notes to Consolidated Financial Statements
                    (continued)


1.   THE   COMPANY   AND   SIGNIFICANT   ACCOUNTING  POLICIES
(CONTINUED)

CONTRACT REVENUES AND RELATED CONTRACT COSTS

Revenues result from services performed for federal and state government and commercial customers under a variety of long-term contracts and subcontracts, some of which provide for reimbursement of costs plus fixed fees and/or award fees, and others which are fixed-price type. Revenues on cost-type contracts are recognized as costs are incurred on the basis of direct costs plus allowable indirect expenses and an allocable portion of a fixed fee. Award fees on cost-type contracts are recognized as earned. Revenues on fixed-price type contracts are recognized using the percentage-of-completion method of accounting, based on contract costs incurred to date compared with total estimated costs at completion or other measures of progress on the contract. Estimated contract revenue at completion includes contract incentive fees at estimated realizable amounts. Revenues from time and materials contracts are recognized based on hours worked at amounts represented by the agreed-upon billing amounts.

When adjustments in contract value or estimated costs are determined, any changes from prior estimates are reflected in earnings in the current period. The effect of these adjustments could be material to interim or annual operating results. The Company provides for anticipated losses, if any, on contracts and allowances for receivables during the period in which they are first identified.

Contract costs related to government contracts, including indirect costs for cost-type contracts, are subject to audit by government representatives. Such audits have been completed through 1996, and all audit fieldwork has been completed for 1997. Management believes that any adjustments resulting from determinations for subsequent periods and contract close-outs will not have a significant impact on the Company's consolidated financial position or results of operations.

        COMPUTER TECHNOLOGY ASSOCIATES, INC.

     Notes to Consolidated Financial Statements
                    (continued)


1.   THE  COMPANY   AND   SIGNIFICANT   ACCOUNTING   POLICIES
(CONTINUED)

STOCK-BASED COMPENSATION

The Company has elected to continue accounting for stock-based compensation under Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." In addition, the Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION," regarding the required disclosure provisions of the pro forma effect on net earnings and earnings per share. Compensation expense is recognized for stock options and other stock grants to the extent the exercise price is less than the fair market value of the Company's common stock at the date of grant.

NEW ACCOUNTING PRONOUNCEMENTS

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires recognition of all derivatives as either assets or liabilities in the statement of financial position at their fair value. SFAS No. 133, as amended, is applicable to the Company beginning January 1, 2001. The impact of this statement on the Company's statement of financial position is not expected to be significant.

        COMPUTER TECHNOLOGY ASSOCIATES, INC.

     Notes to Consolidated Financial Statements
                    (continued)


2. DISPOSAL OF SEGMENTS

In August 1997, the Company sold its Space and Telecommunications Systems and its Mobile Information and Communications Services businesses to Orbital Sciences Corporation ("Orbital") in exchange for $18 million in cash and assumption by Orbital of certain liabilities of the Company. In addition, Orbital paid to certain lenders of the Company an aggregate of $27 million in partial satisfaction of the Company's obligations to such lenders. The final purchase price was subject to certain adjustments and was subsequently reduced by $2.1 million in 1998.

The consolidated statements of operations exclude sales and expenses of discontinued operations from captions applicable to continuing operations. The discontinued operations include an allocation of interest expense based on the proportion of debt paid by Orbital to the Company's total debt outstanding at the time of the sale. Interest expense allocated to discontinued operations was $2.1 million in 1997. Net sales of the Space and Telecommunications Systems business prior to its disposition were $66.8 million in 1997. There were no sales for the Mobile Information and Communications Services business prior to its disposition. The loss from discontinued operations was $3.3 million in 1997 and $1.1 million in 1998, net of income tax. The 1997 gain from the disposal of the businesses was $3.9 million, net of income tax. The 1998 loss from the disposal of the businesses was $1.4 million in 1998. The income tax benefit related to these discontinued segments was $2.1 million in 1997 and $1.5 million in 1998.

The loss from discontinued operations for 1998 reflects an adjustment of $2.1 million on the disposal of segments for the final settlement of the sales price to Orbital and a binding arbitration award of $2.0 million to a former employee of that business. The amounts are presented net of
income   tax   benefit  in  the  consolidated  statements  of
operations.

During 1997, the Company also sold its Advanced Information Systems ("AIS") division for approximately $.4 million. The net contract revenues of AIS prior to its disposition were $.9 million in 1997 and is included in continuing operations.

          COMPUTER TECHNOLOGY ASSOCIATES, INC.

         Notes to Consolidated Financial Statements
                      (continued)


2. DISPOSAL OF SEGMENTS (CONTINUED)

In 1995, the Company sold its Simulation Systems Division ("SIM") to a former director and a principal stockholder of the Company and other investors in exchange for two notes secured by the assets of the division with an aggregate principal amount of $2.2 million, bearing interest at the Company's borrowing rate and a 15% minority interest in the purchasing entity, valued at $.2 million. In 1998, the Company received $.2 million in cash on the $1.8 million note and forgave the balance (which was charged against the Company's allowance for doubtful accounts). The other note was repaid from the Company's common stock held by the former director. In connection with these transactions, the Company's minority interest was reduced to 10.6%. Subsequent capital transactions by SIM have resulted in a decrease of the Company's minority interest to 7.0%.

3. ACCOUNTS RECEIVABLE

                                         DECEMBER 31,
                                        1998      1999
                                     --------  --------
Accounts receivable:                    (IN THOUSANDS)
 U.S. Government:
   Billed                            $ 20,746  $ 19,691
   Unbilled:
     Contracts in progress              1,012     2,060
     Amounts awaiting contractual       3,505     1,073
     coverage
     Revenue awaiting government
     approval of final indirect rates     286       396
     or contract close-out
  Commercial customers:
   Billed                              15,555     4,353
   Unbilled:
    Contracts in progress              10,071     5,313
                                       51,175    32,886
   Less allowances                     (2,266)   (1,109)
                                     $ 48,909  $ 31,777

Contracts in progress consist primarily of revenues on long-term contracts that have been recognized under the percentage-of-completion method for accounting purposes but not billed to customers. These amounts generally will be billable upon product delivery or satisfaction of other contract requirements.

            COMPUTER TECHNOLOGY ASSOCIATES, INC.

Amounts awaiting contractual coverage include amounts for which the Company expects to obtain the necessary contract modifications in the normal course of business. At December 31, 1998 and 1999, approximately $2.2 million and $1.0 million, respectively, were related to situations in which disputes regarding the extent of contractual coverage have resulted in legal actions or formal claims. The Company has provided allowances that it believes adequately provide for the resolution of these and other matters. The Company expects to realize substantially all billed and unbilled receivables within one year.

4. COMPOSITION OF CERTAIN FINANCIAL STATEMENT BALANCES

                                            DECEMBER 31,
                                           1998      1999
                                         -------  --------
                                           (IN THOUSANDS)
Other current assets:
   Receivables from employees and        $    46   $   828
   stockholders (NOTE 10)
   Prepaid expenses                          584       591
   Other                                     515       263
                                         -------   -------
                                         $ 1,145   $ 1,682
                                         =======   =======
Furniture and equipment:
 Data processing equipment               $ 6,545   $ 7,028
 Office furniture and equipment            1,848     1,974
 Leasehold improvements                      547       553
                                         -------   -------
                                           8,940     9,555
 Accumulated depreciation and             (5,192)   (6,627)
 amortization                            -------   -------
                                         $ 3,748   $ 2,928
                                         =======   =======
Other assets:
 Intangible pension asset (NOTE 6)       $ 1,900   $ 1,239

 Company-owned life insurance                  -       608
 Investment in and notes receivable from     200       188
 SIM (NOTE 2)
   Deferred tax asset (NOTE 8)               835     1,003
   Other                                     611       671
                                         -------  --------
                                         $ 3,546  $  3,709
                                         =======  ========
Accrued expenses:
 Salaries and incentives                $  3,735  $  2,762
 Employee benefit plans                      357       363
 Other                                        64        56
                                        --------  --------
                                        $  4,156  $  3,181
                                        ========  ========

                 COMPUTER TECHNOLOGY ASSOCIATES, INC.

5. NOTES PAYABLE AND SUBORDINATED DEBT

BANK DEBT

In November 1997, the Company entered into a three-year agreement with a bank for a revolving credit facility, which was amended in 1998, providing the availability to borrow up to $18 million. The agreement also included a facility for letters of credit up to $4 million and provides a $5 million term facility. The agreement was further amended in 1999 to increase the availability to borrow up to $21 million on the revolving credit facility. At December 31, 1998 and 1999, there was $16.2 million and $13.1 million, respectively, outstanding under the revolving credit facility, and $3.3 million and $1.25 million, respectively, outstanding under the term facility, to be repaid in equal quarterly payments.

Borrowings under the credit facility are secured by substantially all of the Company's assets and bear interest at either the lender's prime rate or LIBOR plus 2.0% to 2.5% (based on the Company's ratio of total funded debt to earnings before interest, taxes, depreciation and amortization) at the Company's discretion. The weighted average rate in effect for short-term borrowings at December 31, 1998 and 1999 was approximately 7.7% and 8.5%, respectively. Under the agreement, the Company pays an annual commitment fee on the unused credit line and an annual administration fee on the total revolving credit line. The credit facility requires advance approval by the bank for the Company to pay dividends. The agreement also includes financial covenants which require the Company to maintain certain financial ratios and restricts capital expenditures.

SUBORDINATED DEBT

In December 1993, the Company entered into a note purchase agreement (the "Notes Agreement") providing for an aggregate principal amount of $15 million of unsecured, senior subordinated notes (the "Notes"). The Notes bore interest at 12.0% per annum (13.0% effective April 1, 1996), payable quarterly. The Company was required at the election of the holder to repurchase the Notes at the unpaid principal amount, plus accrued interest, at the occurrence of a transaction which resulted in a change in control of ownership of the Company or a "Qualifying Sale" of the Company's common stock as defined by the Notes Agreement. The Notes also provided for payment of contingent interest over and above the 13.0% fixed rate upon the occurrence of a "Qualifying Sale." The sale of the Space and Telecommunications Systems business, as described in Note 2, was a "Qualifying Sale." As a result, the subordinated debt was repaid during 1997 along with accrued interest and contingent interest of $5.8 million.

                    COMPUTER TECHNOLOGY ASSOCIATES, INC.

6. EMPLOYEE BENEFIT PLANS

Substantially all of the Company's employees are eligible to participate in the Company's employee stock ownership plan ("ESOP"). The ESOP is designed to enable participating employees to share in the growth and prosperity of the Company while providing them with the opportunity to accumulate capital for their future retirement. The ESOP allows only Company contributions, in cash or in common stock, as determined by the Board of Directors, which are recorded as compensation expense. During 1998 and 1999, the Board elected to make supplemental contributions of approximately $1.1 million and $1.6 million, respectively. Contributions are proportionately allocated on the basis of each eligible participant's compensation. Employee vesting in benefits ranges from 40% at the end of two years to 100% at the end of four years. Shares of the Company's common stock which may ultimately be distributed by the ESOP to participants carry certain limited provisions for repurchase by the Company. Through December 31, 1999, no shares of the Company's common stock have been distributed by the ESOP. At December 31, 1998 and 1999, the ESOP owned 1,615,318 shares of the Company's common stock, all of which have been allocated to plan participants.

The Company and its subsidiaries maintain a 401(k) savings plan which allows for Company and employee contributions. Employees vest in Company matching contributions immediately. The Company's 401(k) plan owned 109,225 shares of the Company's common stock at December 31, 1998 and 1999.

In August 1998, the Company adopted a Supplemental Executive Retirement Plan ("SERP" or "the Plan"). Eligibility for participation is determined by the Compensation Committee of the Board of Directors. The SERP will provide normal benefits of sixty percent of average final compensation upon retirement at age sixty-two. The Plan is unfunded; however, the Company has purchased corporate-owned life insurance to provide for partial funding of the obligations under the Plan.

The net periodic cost of the SERP for 1998 and 1999 was comprised of the following (in thousands):

                                  1998    1999
                                 -----   -----
Service cost                     $  43   $  96
Interest cost                       95     285
Amortization of prior service
cost, net                           97     252
                                 -----   -----
   Net periodic benefit cost     $ 235   $ 633
                                 =====   =====

                    COMPUTER TECHNOLOGY ASSOCIATES, INC.

Plan activity affecting the benefit obligation during 1998 and 1999 and the reconciliation of the benefit obligation to accrued pension cost at December 31, 1998 and 1999 is as follows (in thousands):

                            1998     1999
                          -------  -------
Benefit obligation at     $ 3,270  $ 3,395
 Plan inception
Service cost                   43       96
Interest cost                  95      285
Actuarial gain                (13)    (466)
Change in Plan assumptions      -     (302)
                          -------- --------
Benefit obligation at       3,395    3,008
 year end
Unrecognized net               13      800
 actuarial gain
Unrecognized prior         (3,173)  (2,940)
 service cost
Minimum pension liability   1,900    1,239
recorded                  -------  -------
Accrued pension cost      $ 2,135  $ 2,107
                          =======  =======

Accrued pension cost is equal to the Company's accumulated benefit obligation under the Plan. An intangible asset of $1.9 million and $1.2 million was recorded during 1998 and 1999, respectively, equal to the minimum pension liability, which represents the difference between the accumulated benefit obligation at December 31, 1998 and 1999, and the net periodic benefit cost charged to operations. The assumptions used to measure the benefit obligation are a 7% discount rate and a 5% average increase in compensation levels for 1998, and an 8% discount rate and a 5% average increase in compensation levels for 1999.

Amounts charged to expense under the above plans were approximately $4.2 million, $3.3 million and $2.2 million (including the supplemental contributions) for the years ended December 31, 1997, 1998 and 1999, respectively. The Company currently provides no significant other post retirement benefits.

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

                 COMPUTER TECHNOLOGY ASSOCIATES, INC.

7. COMMON STOCK AND STOCK OPTIONS (CONTINUED)

In December 1991, the Company adopted the 1991 Stock Option and Purchase Plan which reserves 2,600,000 common shares for the granting of incentive or non-qualified stock options or stock purchase rights through 2001. The Compensation Committee of the Board of Directors is authorized to grant options and purchase rights and to establish the respective terms, subject to certain restrictions. Options generally are for terms of five to ten years and provide for vesting periods of three years. As of December 31, 1999, options for 1,839,327 shares are available for grant under this plan.

The weighted average grant date fair value of an option granted during the years ended December 31, 1997, 1998 and 1999 was $1.60, $2.38 and $2.52,
respectively. The Company uses the Black-Scholes model to estimate the fair values of options, assuming a risk-free interest rate equal to the ninety-day U.S. Treasury Bill rate, expected lives of five to ten years, an expected volatility factor of 0.199 and no expected dividends. The Company recognized no compensation expense for stock option grants during the three years in the period ended December 31, 1999.

                                              NUMBER OF SHARES
                                           YEAR ENDED DECEMBER 31,
                                          1997       1998       1999
                                        ---------  --------   ---------
 Options outstanding at beginning
 of year (weighted average exercise
 price of $3.96 in 1997, $4.08 in
 1998, and $4.59 in 1999                1,282,126   847,880   1,691,718
 Granted (weighted average exercise
 price of $5.05 in 1997, $5.49 in
 1998, and $7.13 in 1999)                  13,574   906 768     392 803
 Canceled (weighted average
 exercise price of $4.61 in 1997,
 $4.70 in 1998, and $5.16 in 1999)       (357,950)  (48,930)   (197,140)
 Exercised (weighted average
 exercise price of $2.24 in 1997,
 $2.09 in 1998, and $3.83 in 1999)        (89,870)  (14,000)    (48,054)
                                        ----------  --------   ---------
 Options outstanding at end of year
 (weighted average exercise price
 of $4.08 in 1997, $4.59 in 1998,
 and $5.26 in 1999)                       847,880 1,691,718   1,839,327
                                          ======= =========   =========
 Options exercisable at end of year
 (weighted average exercise price
 of $3.16 in 1997, $3.76 in 1998,
 and $4.34 in 1999)                       462,648   705,035     958,509
                                          =======   =======     =======

                 COMPUTER TECHNOLOGY ASSOCIATES, INC.

7. COMMON STOCK AND STOCK OPTIONS (CONTINUED)


RANGE OF EXERCISE PRICES                         DECEMBER 31,
                                                     1999
                                                 ------------
$2.01-$3.58:
 Options outstanding:
   Number of shares                                224,000
   Weighted average exercise price                   $2.18
   Weighted average remaining contractual              2.9
   life (in years)
 Options exercisable:
   Number of shares                                224,000
   Weighted average exercise price                   $2.18
$4.36-$5.84:
 Options outstanding:
   Number of shares                              1,304,272
   Weighted average exercise price                   $5.19
   Weighted average remaining contractual              4.1
   life (in years)
 Options exercisable:
   Number of shares                                734,509
   Weighted average exercise price                   $5.00
   $7.80:
 Options outstanding:
   Number of shares                                311,055
   Weighted average exercise price                   $7.80
   Weighted average remaining contractual              6.4
   life (in years)
 Options exercisable:                                 None

                    COMPUTER TECHNOLOGY ASSOCIATES, INC.

7. COMMON STOCK AND STOCK OPTIONS (CONTINUED)


Pro forma compensation expense associated with options granted subsequent to December 31, 1994 generally is recognized over a three year vesting period; therefore, the initial impact of applying SFAS No. 123 on pro forma net income
(loss) for 1997 is not representative of the impact on pro forma net income in 1998 and future years, when the pro forma effect is fully reflected. The Company's pro forma information follows:

                                    YEAR ENDED DECEMBER 31,
                                   1997     1998     1999
                                  -------   -------  --------
                                   (IN THOUSANDS, EXCEPT PER
                                          SHARE DATA)
Pro forma income (loss) from
 continuing operations            $ (964)   $ 2,964   $(1,613)
                                  =======   =======   ========
Pro forma earnings (loss) per
 share
 Basic                            $ (.10)   $   .34   $  (.18)
                                  =======   =======   ========
 Diluted                          $ (.10)   $   .34   $  (.18)
                                  =======   =======   ========

8. INCOME TAXES

The provision (benefit) for income taxes attributable to continuing operations consisted of the following components:

                                    YEAR ENDED DECEMBER 31,
                                   1997      1998        1999
                                 -------    -------    -------
                                       (IN THOUSANDS)
Current:
 Federal                         $(2,400)    $  600     $  690
 State                              (200)       130        200
                                 --------    ------     ------
                                  (2,600)       730        890
                                 ========    ======     ======
Deferred:
 Federal                          $2,000      1,225     (1,778)
 State                               100        270       (520)
                                  ------     ------     ------
                                   2,100      1,495     (2,298)
                                  ======     ======     ======
                                  $  500    $ 2,225    $(1,408)


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

               COMPUTER TECHNOLOGY ASSOCIATES, INC.

8. INCOME TAXES (CONTINUED)

Significant components of the Company's deferred tax assets and liabilities are as follows:

                                              DECEMBER 31,
                                             1998       1999
                                           ------      ------
                                            (IN THOUSANDS)
Current deferred tax
liabilities:
 Unbilled receivables                      $5,843      $2,961
 Other                                        118          88
                                           ------      ------
                                            5,961       3,049
Current deferred tax assets:
 Contract provisions and allowances         1,350         475
 Accrued vacation                             762         682
 Other accruals                                27          46
                                            -----       -----
                                            2,139       1,203
                                            -----       -----
Net current deferred tax liabilities       $3,822      $1,846
                                           ======      ======
Long-term deferred tax assets:
 Depreciation                              $  480      $  524
 Net operating loss carryforward              350           -
 Other                                        355         479
                                            -----      ------
                                            1,185       1,003
 Less: valuation allowance                   (350)          -
                                          -------      ------
Net long-term deferred tax assets          $  835      $1,003
                                           ======      ======

A reconciliation of income tax expense at the statutory federal rate to income tax expense related to continuing operations at the Company's effective income tax rate is as follows:

                                   YEAR ENDED DECEMBER 31,
                                   1997     1998      1999
                                   -----   ------   -------
                                       (IN THOUSANDS)
Federal income taxes at statutory
rate                               $(398)  $1,910   $  (824)
State income taxes, net of
federal tax benefit                  (60)     255       (74)
Other                                (42)      60      (510)
                                   ------  ------   --------
                                   $ 500   $2,225   $(1,408)
                                   =====   ======   ========

               COMPUTER TECHNOLOGY ASSOCIATES, INC.

8. INCOME TAXES (CONTINUED)

The "Other" category for 1999 includes the impact of a net operating loss benefit related to the sale of the Space and Telecommunications Systems and its Mobile Information and Communications Services businesses, partially offset by other permanent differences.

The Company is currently undergoing an examination by the Internal Revenue Service for tax years 1996 and 1997. This examination is in its early stage and future findings, if any, and their ultimate resolution and subsequent impact on the Company cannot be determined at this time.

9. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                        YEAR ENDED DECEMBER 31,
                                      1997        1998        1999
                                   --------     --------   ---------
                                 (IN THOUSANDS, EXCEPT FOR SHARE DATA)
Numerator:
 Income (loss) from continuing
 operations                        $   (670)   $   3,392   $  (1,012)
 Income (loss) from discontinued
 operations                             648       (2,482)          -
                                   ---------   ----------  ----------
    Net income (loss) for both
    basic and diluted earnings
    per share                      $    (22)   $     910   $  (1,012)
                                   =========   =========   ==========
Denominator:
 Denominator for basic earnings
 per share -
   Weighted average shares
   outstanding                     9,092,214   8,694,133   8,830,055
 Dilutive potential common
 shares:
   Employee stock options                  -     121,333           -
                                   ---------   ---------   ---------
 Denominator for diluted earnings
 per share -
   Adjusted weighted average
    shares and assumed
    conversions                    9,092,214   8,815,466   8,830,055
                                   =========   =========   =========

Due to a loss from continuing operations in 1997 and 1999, employee stock options are considered anti-dilutive and not included in the denominator for diluted earnings per share.

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.

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

On September 13, 1999, the Company approved a loan to a principal shareholder of the Company of up to $750,000 for the purchase of a new home related to his relocation to the Company's California offices. The note is payable upon demand not later than September 13, 2004 and bears no interest. The note is collateralized by a like amount of value in the principal shareholder's shares of the Company's stock. As of December 31, 1999, approximately $689,000 of the approved loan amount had been disbursed and this amount is currently outstanding.

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

Certain of the leases contain provisions for periodic rate escalations to reflect changes in the consumer price index. Total rent expense from continuing operations for the years ended December 31, 1997, 1998 and 1999 was $2.4 million, $2.2 million and $2.4 million, respectively.

At December 31, 1999, total future minimum rental commitments under non-cancelable leases are summarized as follows (in thousands):

                             Year           Amount
                             ----          -------
                             2000          $ 1,780
                             2001            1,791
                             2002            1,397
                             2003            1,083
                             2004              726
                             2005 and after    296
                                           -------
                                           $ 7,073
                                           =======

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

The Company is involved in certain other litigation incidental to its business. The most material matter could involve arbitration and has a maximum exposure of $5 million based on an indemnification agreement. The Company's management and external legal counsel are of the opinion that the outcome of such matters will not have a material adverse effect on the financial position or future operations of the Company.

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.

12. OPERATING SEGMENTS

The Company operated in two principal operating segments through 1999: Federal and Non-Federal. The Federal Segment focuses on systems engineering, network development and integration, information security and complex embedded computer systems. The Non-Federal Segment focuses on IT services, a major component of which was Year 2000 compliance services in 1998 and 1999 and e-commerce applications. The following table provides certain financial information for each operating segment:

                                       YEAR ENDED DECEMBER 31,
                                       1997      1998     1999
                                      ------   -------   -------
                                           (IN MILLIONS)
Contract revenues:
 Federal                              $ 73.4   $  73.6   $  54.4
 Non-Federal                            18.8      43.6      50.5
                                      ------   -------   -------
                                      $ 92.2    $117.2   $ 104.9
                                      ======    ======   =======
Operating profit:
 Federal                              $  3.0    $  5.2   $   4.4
 Non-Federal                             1.1       4.6      (1.8)
 Other expense                          (3.7)     (3.0)     (3.7)
                                      ------    ------   -------
                                     $   0.4    $  6.8   $  (1.1)
                                     =======    ======   =======
Depreciation and amortization
expense:
 Federal                             $   0.8     $ 0.6   $   1.1
 Non-Federal                             0.4       0.9       1.4
 Discontinued operations                 1.6         -         -

Capital expenditures:
 Federal                             $   0.4     $ 1.5   $   0.6
 Non-Federal                             1.4       0.9       0.8
 Discontinued operations                 1.8         -         -

Identifiable assets:
 Federal                             $  27.4     $27.4   $  16.7
 Non-Federal                            12.0      23.8      16.3
 General corporate assets                5.9       6.2      12.9
                                     -------     -----   -------
                                     $  45.3     $57.4   $  45.9
                                     =======     =====   =======

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.

12. OPERATING SEGMENTS (CONTINUED)

The percentages of Federal contract revenues from U.S. Government customers that comprise 10% or more of total revenues were as follows:

                                    YEAR ENDED DECEMBER 31,
                                    1997    1998     1999
                                    ----    ----     ----
    Department of Defense            47%     26%      19%
    General Services Administration  16%     19%      20%

13. SUBSEQUENT EVENTS

On January 27, 2000, the Company purchased Touchscreen Media Group, Inc. for $2.1 million, comprised of $750,000 in cash and $1.35 million of the Company's common stock. The Company issued 173,671 shares of stock valued at $7.80 per share in this exchange. Approximately $2.0 million of goodwill will be recorded associated with this transaction which will be amortized on a straight-line basis over 10 years.

                                                              SCHEDULE II


                     COMPUTER TECHNOLOGY ASSOCIATES, INC.

                   VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                    ($000)

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                Balance, Charged   Charged            Balance,
                Beginning to Costs to Other           End of
DESCRIPTION     OF       and       ACCOUNTS DEDUCTIONS PERIOD
                PERIOD   EXPENSES
-----------     -------
For the year
ended December
31, 1997         $3,108    $600       $94     $334    $3,468
                 ------    ----      ----     ----    ------
For the year
ended December
31, 1998         $3,468   $1,019     $325    $2,546   $2,266
                 ------   ------     ----    ------   ------

For the year
ended December
31, 1999         $2,266    $300      $ 0     $1,457   $1,109
                 ------    ----      ----    ------   ------

                                             Exhibit 23(a)





           CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-71128) pertaining to the Defined Contribution 401(k) Retirement Plan of Computer Technology Associates, Inc. (formerly CTA INCORPORATED) and in the related prospectus of our report dated February 14, 2000, with respect to the consolidated financial statements and schedule of Computer Technology Associates, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1999.

                                   /s/ Ernst & Young LLP

Washington, D.C.
April 11, 2000

                                                Exhibit 23(b)


March 24, 2000


Mr. Gregory H. Wagner
Executive Vice President, Chief Financial Officer
Computer Technology Associates, Inc.
6903 Rockledge Drive, Suite 800
Bethesda, MD  20817

Dear Mr. Wagner:

We consent to the incorporation by reference, in the Annual Report and Form 10K for Computer Technology Associates, Inc. ("CTA"), with respect to the fair market value of minority holdings of the Common Stock of CTA as of December 31, 1999.




By:/s/Robert D. Kipps
---------------------
Robert D. Kipps
HOULIHAN LOKEY HOWARD & ZUKIN FINANCIAL ADVISORS, INC.

March 24, 2000

Mr. Gregory H. Wagner
Executive Vice President, Chief Financial Officer
Computer Technology Associates, Inc.
6903 Rockledge Drive, Suite 800
Bethesda, MD  20817

Dear Mr. Wagner:

At your request, on behalf of Computer Technology Associates, Inc., we have analyzed certain financial information regarding Computer Technology Associates, Inc. (hereinafter sometimes referred to as "CTA" or the "Company") as set forth herein, and submit this letter on our findings.

The purpose of this analysis was to express an opinion (the "Opinion") on the fair market value, as of December 31, 1999, regarding the Company, on a minority interest basis for purposes of administration of the Company's Employee Stock Ownership Plan ("ESOP" hereinafter) and other stock transactions on the Company's internal market.

CTA is an information technology services firm that combines web-based services, strategic planning, systems experience and knowledge of embedded devices to help clients in the government and commercial sectors develop their e-business, systems and networks. The Company's services are provided through its Vivace and ITS&S business units.

The term "fair market value," as used herein, is defined as the price at which an asset would change hands between a willing buyer and a willing seller when the former is not under any compulsion to buy and the latter is not under any compulsion to sell, and both parties are able, as well as willing, to trade and are well-informed about the asset and the market for that asset.

It is the understanding of Houlihan Lokey Howard & Zukin Financial Advisors, Inc. ("Houlihan Lokey"), upon which it is relying, that the Company's Board of Directors and any other recipient of the Opinion will consult with and rely solely upon their own legal counsel with respect to said definitions. No representation is made herein, or directly or indirectly by the Opinion, as to any legal matter or as to the sufficiency of said definitions for any purpose other than setting forth the scope of Houlihan Lokey's Opinion hereunder.

In connection with this Opinion, we have made  such  reviews,  analyses and
inquiries   as   we   have  deemed  necessary  and  appropriate  under  the
circumstances. Among other things, we have:

1. reviewed the Company's audited financial statements for the two fiscal years ended December 31, 1997 and 1998, audited statements for fiscal 1999, proforma financial statements for the Company, incorporating the TMG acquisition, and Company-prepared financial statements for the fiscal year ended December 31, 1999 for the Vivace and ITS&S groups which the Company's management has identified as the most current financial statements available;

2. reviewed documentation for the acquisition of Rey Consulting Group, Inc. and the proposed acquisition of Touchscreen Media Group;

3. met with certain members of the senior management of the Company, to discuss the operations, financial condition, future prospects and projected operations and performance of the Company;

4. reviewed forecasts and projections prepared by the Company's management with respect to ITS&S for the years ended December 31, 2000 and 2001 and the Vivace business plan and projections for the years ended December 31, 2000 through 2002;

5. reviewed certain other publicly available financial data for certain companies that we deem comparable to the Company;

6. conducted such other studies, analyses and inquiries as we have deemed appropriate.

We have relied upon and assumed, without independent verification, that the financial forecasts and projections provided to us have been reasonably prepared and reflect the best currently available estimates of the future financial results and condition of the Company, and that there has been no material change in the assets, financial condition, business or prospects of the Company since the date of the most recent financial statements made available to us.

We have not independently verified the accuracy and completeness of the information supplied to us with respect to the Company and do not assume any responsibility with respect to it. We have not made any physical inspection or independent appraisal of any of the properties or assets of the Company.

It is our understanding that the ESOP contains a "put" option that allows employees receiving such distributions upon termination, retirement, death or disability, to resell the shares either to the ESOP or the Company at the then fair market value. The effect of the ESOP and its contributions have been considered in our analysis. The subject securities are considered to represent a less-than-controlling interest in the enterprise.

In  our  analysis  of  the Company, we have taken  into  consideration  the income- and cash-generating capability of the Company. Typically, an investor contemplating an investment in a company with income- and cash-generating capability similar to CTA will evaluate the risks and returns of its investment on a going-concern basis. Accordingly, after due consideration of other appropriate and generally accepted valuation methodologies, the value of CTA has been developed primarily on the basis of the market capitalization approach and the discounted cash flow approach.

Furthermore, we valued CTA as a going-concern, meaning that the underlying tangible assets of the Company are presumed, in the absence of a qualified appraisal of such assets, to attain their highest values as integral components of a business entity in continued operation and that liquidation of said assets would likely diminish the value of the whole to the shareholders and creditors of CTA.

All valuation methodologies that estimate the worth of an enterprise as a going-concern are predicated on numerous assumptions pertaining to prospective economic and operating conditions. Our opinion is necessarily based on business, economic, market and other conditions as they exist and can be evaluated by us as of the valuation date. Unanticipated events and circumstances may occur and actual results may vary from those assumed. The variations may be material.

The Company, like other companies and any business entities analyzed by Houlihan Lokey or which are otherwise involved in any manner in connection with this Opinion, could be materially affected by complications that may occur, or may be anticipated to occur, in computer-related applications as a result of the year change from 1999 to 2000 (the "Y2K Issue"). In accordance with long-standing practice and procedure, Houlihan Lokey's services are not designed to detect the likelihood and extent of the effect of the Y2K Issue, directly or indirectly, on the financial condition and/or operations of a business. Further, Houlihan Lokey has no responsibility with regard to the Company's efforts to make its systems, or any other systems (including its vendors and service providers), Year 2000 compliant on a timely basis. Accordingly, Houlihan Lokey shall not be responsible for any effect of the Y2K Issue on the matters set forth in this Opinion.

In accordance with recognized professional ethics, our fees for this service are not contingent upon the opinion expressed herein, and neither Houlihan Lokey Howard & Zukin Financial Advisors, Inc. nor any of its employees have a present or intended financial interest in the Company.

Based upon the investigation, premises, provisos, and analyses outlined above, and subject to the attached Limiting Factors and Other Assumptions, and more fully described in the accompanying report, it is our opinion that, as of December 31, 1999, the fair market value of the Common Stock of CTA, on a minority interest basis, is reasonably stated in the amount of SEVEN DOLLARS AND EIGHTY CENTS PER SHARE ($7.80), based on 10,531,998 million fully-diluted shares outstanding.

The Opinion, expressed above, is advisory in nature only. The accompanying documentation more fully presents the premises, analyses and logic upon which the Opinion is founded. The abbreviated format of the Opinion, as requested, may not conform to specific guidelines set forth in the Uniform Standards of Professional Appraisal Practice (U.S.P.A.P.) pertaining only to the narrative content of reports. Nonetheless, our work files contain all necessary analyses and documentation to prepare a conforming narrative report, if so requested, and our work product is otherwise in compliance with applicable standards of U.S.P.A.P. Before relying upon the Opinion, the accompanying documentation should be read and analyzed in their entirety.




By:/s/Robert D. Kipps
---------------------
Robert D. Kipps
HOULIHAN LOKEY HOWARD & ZUKIN FINANCIAL ADVISORS, INC.

Attachments

                  LIMITING FACTORS AND OTHER ASSUMPTIONS


In accordance with recognized professional ethics, the professional fee for this service is not contingent upon Houlihan Lokey Howard & Zukin Financial Advisors, Inc.'s ("Houlihan Lokey") conclusion of value, and neither Houlihan Lokey nor any of its employees has a present or intended financial interest in the Company.

The opinion of value expressed herein is valid only for the stated purpose and date of the letter.

The conclusions are based upon the assumption that present management would continue to maintain the character and integrity of the enterprise through any sale, reorganization, or diminution of the owners' participation.

This letter and the conclusions arrived at herein are for the exclusive use of the Company. Furthermore, the letter and conclusions are not intended by the author, and should not be construed by the reader, to be investment advice in any manner whatsoever. The conclusions reached herein represent the considered opinion of Houlihan Lokey based upon information furnished to it by the Company and other sources. The extent to which the conclusions and valuations arrived at herein should be relied upon, should be governed and weighted accordingly.

No opinion, counsel or interpretation is intended in matters that require legal or other appropriate professional advice. It is assumed that such opinions, counsel or interpretations have been or will be obtained from the appropriate professional sources.

                               CERTIFICATION

The undersigned hereby certifies that we have no present or contemplated future interest in the property that is the subject of this opinion and have no personal interest or bias with respect to the parties involved; neither our employment nor our compensation in connection with this opinion is in any way contingent upon the conclusions reached or values estimated and reflects our personal, unbiased professional judgment; this appraisal has been prepared in conformance with the "Uniform Standards of Professional Appraisal Practice" except as noted herein; no person or persons other than those acknowledged below contributed significant professional assistance to the undersigned.

Review Appraiser:



By:/s/ Robert D. Kipps
__________________________
Robert D. Kipps
Senior Vice President

Contributing Appraisers:



By:/s/ Chad D. Lucien, CFA
__________________________
Chad D. Lucien, CFA
Associate



/s/ Brian C. Dolan
__________________________
Brian C. Dolan
Financial Analyst



/s/ Daniel P. Kobayashi
__________________________
Daniel P. Kobayashi
Financial Analyst

        CONSENT OF LEGG MASON WOOD WALKER, INC., INDEPENDENT APPRAISERS





     We consent to the incorporation by reference in the Registration Statement pertaining to the Defined Contribution 401(k) Retirement Plan of Computer Technology Associates, Inc. and in the related prospectus of our report dated February 18, 1999, with respect to the fair market value of minority holdings of Common Stock of Computer Technology Associates, Inc. as of December 31, 1998 included in the Annual Reports (Form 10-K) for the year ended December 31, 1999.

                                 /s/ Legg Mason Wood Walker, Inc.

Baltimore, MD
March 27, 2000

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Computer Technology Associates, Inc.


Date: April 13, 2000                  By:/S/ C.E. VELEZ
                                      C.E. Velez
                                      Chairman of the Board
                                      and Chief Executive Officer


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:/S/ C.E. VELEZ
C.E. Velez
Chairman of the Board, President,
Chief Executive Officer and Director  Date: April 13, 2000


By:/S/ GREGORY H. WAGNER
Gregory H. Wagner
Executive Vice President,
Chief Financial Officer, Principal
Accounting Officer and Treasurer      Date: April 13, 2000


By:/S/ JOSEPH L. CINQUE
Joseph L. Cinque
Director                              Date: April 13, 2000


By:/S/ HARVEY D. KUSHNER
Harvey D. Kushner
Director                              Date: April 13, 2000


By:/S/ DAVID R. MACKIE
David R. Mackie
Director                              Date: April 13, 2000



By:/S/ RAYMOND V. MC MILLAN
Raymond V. Mc Millan
Director                              Date: April 13, 2000


By:/S/ JAMES M. PAPADA, III
James M. Papada, III
Director                              Date: April 13, 2000


By:/S/ ARTURO SILVESTRINI
Arturo Silvestrini
Director                              Date: April 13, 2000


By:/S/ GREGORY H. WAGNER
Gregory H. Wagner
As Attorney-in-Fact                   Date: April 13, 2000