Form 10-K/A
period 1999-12-31
CTA INCORPORATED
filed 2000-06-16
CIK 881975

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                          FORM 10-K (AMENDED)
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

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

   The Company is involved in certain other litigation incidental to its business. In the first quarter of 2000, P.T. Media Citra Indostar ("MCI") com-menced arbitration proceedings against Orbital Sciences Corporation ("Orbital") for rescission and damages associated with MCI's purchase of a satellite. The contract to purchase the satellite was assigned to Orbital when it acquired the assets of the Company's subsidiary, CTA International, Inc. ("CTAI"), in August of 1997. The Company is not a party to the arbitration proceeding, but Orbital has informed the Company that it may seek indemnification from the Company if it is found liable to MCI.

The rescission claim for the refund of the approximately $163 million that MCI claims it paid for the satellite is based primarily on the allegation that MCI was fraudulently induced to enter into the contract. MCI also seeks damages in connection with alleged breaches of the purchase contract. The contract between MCI and Orbital (as CTAI's successor) contains provisions limiting general damages to five million dollars and prohibiting the award of consequential damages. Management believes that MCI's allegations are without merit and that the Company would have substantive defenses against claims from Orbital as well as MCI. The Company will vigorously defend itself against these allegations. Based on the information that is currently available, the Company believes that the likelihood of the rescission claim succeeding is remote and that this matter will not have a material adverse effect on the financial position or future operations of the Company.


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

     Exhibits:

     23(a) Consent of Ernst & Young LLP                           F-29
     23(b) Consent and Report of Houlihan Lokey Howard & Zukin
           Financial Advisors, Inc.                               F-30
     23(c) Consent of Legg Mason Wood Walker, Inc.                F-37

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

                       As of December 31, 1999 and 1998
                       and for each of the three years
                    in the period ended December 31, 1999




                                 CONTENTS


Report of Independent Auditors...........................F-1

Audited Consolidated Financial Statements:

Consolidated Balance Sheets.............................F2-3
Consolidated Statements of Operations....................F-4
Consolidated Statements of Stockholders' Equity..........F-5
Consolidated Statements of Cash Flows...................F6-7
Notes to Consolidated Financial Statements.............F8-27

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

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.

11. COMMITMENTS AND CONTINGENCIES

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

The Company is involved in certain other litigation incidental to its business. In the first quarter of 2000, P.T. Media Citra Indostar ("MCI") commenced arbitration proceedings against Orbital Sciences Corporation ("Orbital") for rescission and damages associated with MCI's purchase of a satellite. The contract to purchase the satellite was assigned to Orbital when it acquired the assets of the Company's subsidiary, CTA International, Inc. ("CTAI"), in August of 1997. The Company is not a party to the arbitration proceeding, but Orbital has informed the Company that it may seek indemnification from the Company if it is found liable to MCI.

The rescission claim for the refund of the approximately $163 million that MCI claims it paid for the satellite is based primarily on the allegation that MCI was fraudulently induced to enter into the contract. MCI also seeks damages in connection with alleged breaches of the purchase contract. The contract between MCI and Orbital (as CTAI's successor) contains provisions limiting general damages to five million dollars and prohibiting the award of consequential damages. Management believes that MCI's allegations are without merit and that the Company would have substantive defenses against claims from Orbital as well as MCI. The Company will vigorously defend itself against these allegations. Based on the information that is currently available, the Company believes that the likelihood of the rescission claim succeeding is remote and that this matter will not have a material adverse effect on the financial position or future operations of the Company.

                     COMPUTER TECHNOLOGY ASSOCIATES, INC.

12. OPERATING SEGMENTS

Litigation (continued)

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

                                   /s/ Ernst & Young LLP

Washington, D.C.
June 9, 2000

                                                Exhibit 23(b)


June 14, 2000


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


                                      Computer Technology Associates, Inc.


Date: June 16, 2000                   By:/S/ C.E. VELEZ
                                      C.E. Velez
                                      Chairman of the Board
                                      and Chief Executive Officer


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:/S/ C.E. VELEZ
C.E. Velez
Chairman of the Board, President,
Chief Executive Officer and Director  Date: June 16, 2000


By:/S/ GREGORY H. WAGNER
Gregory H. Wagner
Executive Vice President,
Chief Financial Officer, Principal
Accounting Officer and Treasurer      Date: June 16, 2000


By:/S/ JOSEPH L. CINQUE
Joseph L. Cinque
Director                              Date: June 16, 2000


By:/S/ HARVEY D. KUSHNER
Harvey D. Kushner
Director                              Date: June 16, 2000


By:/S/ DAVID R. MACKIE
David R. Mackie
Director                              Date: June 16, 2000



By:/S/ RAYMOND V. MC MILLAN
Raymond V. Mc Millan
Director                              Date: June 16, 2000


By:/S/ JAMES M. PAPADA, III
James M. Papada, III
Director                              Date: June 16, 2000


By:/S/ ARTURO SILVESTRINI
Arturo Silvestrini
Director                              Date: June 16, 2000


By:/S/ GREGORY H. WAGNER
Gregory H. Wagner
As Attorney-in-Fact                   Date: June 16, 2000